Form 10-Q
period 1996-03-31
MSB BANCORP INC /DE
filed 1996-05-13
CIK 887202

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                -----------------

                                    FORM 10-Q

                                   (MARK ONE)

          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1996

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to ____________

                         Commission file number 0-20187

                                MSB BANCORP, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

        DELAWARE                                             06-1341670
(STATE OR OTHER JURISDICTION OF                              (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                              IDENTIFICATION NO.)

                   35 MATTHEWS STREET, GOSHEN, NEW YORK 10924
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)
                                   (ZIP CODE)

                                 (914) 294-8100
               (REGISTRANT'S TELEPHONE NUMBER INCLUDING AREA CODE)

                                       N/A
              (Former name, former address and former fiscal year,
                          if changed from last Report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No .

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                                                   Outstanding at
          CLASS                                    MARCH 31, 1996

       Common Stock                                  2,832,936
       par value, $.01

                                TABLE OF CONTENTS


                         PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets (Unaudited) -- March 31, 1996
         and December 31, 1995.................................................................................... 1

         Consolidated Statements of Operations (Unaudited) -- Quarters
         ended March 31, 1996 and 1995............................................................................ 2

         Consolidated Statements of Cash Flows (Unaudited) -- Quarters
         ended March 31, 1996 and 1995............................................................................ 3

         Notes to Unaudited Consolidated Financial Statements..................................................... 5

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations..................................................................................  10

                                            PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings......................................................................................  16

Item 2.  Changes in Securities..................................................................................  16

Item 3.  Defaults upon Senior Securities........................................................................  16

Item 4.  Submission of Matters to a Vote of Security Holders....................................................  16

Item 5.  Other Information......................................................................................  16

Item 6.  Exhibits and Reports on Form 8-K.......................................................................  16

Signatures......................................................................................................  17

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

MSB BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
              (UNAUDITED)
(In thousands except shares and per share amounts)

                                                                                MARCH 31,              DECEMBER 31,
                                                                                 1996                    1995
                                                                         ----------------------   --------------------

ASSETS
  Cash and due from banks.............................................     $    13,935              $    15,862
  Federal funds sold..................................................          28,725                   10,952
  Securities available for sale.......................................          70,957                   75,580
  Mortgage-backed securities available for sale.......................         398,145                   49,775
  Loans, net..........................................................         286,297                  280,512
  Premises and equipment, net.........................................          15,405                   12,420
  Accrued interest receivable.........................................           5,623                    3,219
  Investments in real estate..........................................           1,002                      806
  Goodwill............................................................          35,425                    1,609
  Other assets........................................................           7,742                    3,391
                                                                           -----------              -----------
        Total assets..................................................     $   863,256              $   454,126
LIABILITIES AND STOCKHOLDERS' EQUITY
  Liabilities
    Deposits..........................................................     $   778,742              $   388,944
    Mortgagors' escrow deposits.......................................           1,337                    1,839
    Accrued expenses and other liabilities............................          12,393                   18,605
    ESOP obligations..................................................             661                      742
                                                                           -----------              -----------
        Total liabilities.............................................         793,133                  410,130
                                                                           -----------              -----------
  Stockholders' Equity
   Preferred stock ($.01 par value; 1,000,000 shares authorized; 600,000 shares issued at March 31,
    1996 and none issued at December 31, 1995)........................               6                       --
   Common stock ($.01 par value; 5,000,000
     shares authorized; 3,045,000 shares issued
     at March 31, 1996 and 1,840,000 shares issued
     at December 31, 1995)............................................              30                       18
   Additional paid-in capital.........................................          48,319                   16,198
   Retained earnings, substantially restricted........................          33,022                   33,110
   Treasury stock, at cost (212,064 shares at
     March 31, 1996 and December 31, 1995)............................          (4,157)                  (4,157)
   Unallocated ESOP stock.............................................            (661)                    (742)
   Unallocated BRP stock..............................................            (270)                    (303)
   Net unrealized loss on securities available for sale...............          (6,166)                    (128)
                                                                           -----------              -----------
        Total stockholders' equity....................................          70,123                   43,996
                                                                           -----------              -----------
        Total liabilities and stockholders' equity....................     $   863,256              $   454,126
                                                                           -----------              -----------


See accompanying notes to the unaudited consolidated financial statements.

MSB BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF OPERATIONS
              (UNAUDITED)
(In thousands except shares and per share amounts)

                                                                                  FOR THE QUARTER ENDED
                                                                                        MARCH 31,
                                                                              1996                     1995
INTEREST INCOME
  Mortgage loans...................................................    $       5,216            $       4,181
  Other loans......................................................              495                      251
  Mortgage-backed securities.......................................            5,218                      683
  Securities.......................................................            1,384                    1,191
  Federal funds sold...............................................              812                      123
                                                                       -------------            -------------
        Total interest income......................................           13,125                    6,429

INTEREST EXPENSE
  Interest on deposits.............................................            7,561                    3,091
  Interest on ESOP obligation......................................               15                       23
                                                                       -------------            -------------
        Total interest expense.....................................            7,576                    3,114
                                                                       -------------            -------------
  Net interest income..............................................            5,549                    3,315
  Provision for loan losses........................................              250                       53
                                                                       -------------            -------------
  Net interest income after provision for loan losses..............            5,299                    3,262

NON-INTEREST INCOME
  Service charges on deposits......................................              608                      433
  Service fees.....................................................              204                      133
  Net realized gains (losses) on securities........................               (1)                      (1)
  Realized gains on mortgage loans
    held for sale..................................................               48                       12
  Other non-interest income........................................                4                        1
                                                                       -------------            -------------
                                                                                 863                      578
NON-INTEREST EXPENSES
  Salaries and employee benefits...................................            2,040                    1,413
  Occupancy and equipment..........................................              768                      591
  Federal deposit insurance premiums...............................              238                      202
  Other non-interest expense.......................................            2,093                      633
                                                                       -------------            -------------
                                                                               5,139                    2,839
                                                                       -------------            -------------
  Income before income taxes.......................................            1,023                    1,001
  Income tax expense...............................................              435                      401
                                                                       -------------            -------------
  Net income.......................................................    $         588            $         600
                                                                       -------------            -------------
  Earnings per share ..............................................    $        0.12            $        0.35
  Weighted average shares outstanding..............................        2,720,314                1,730,405
                                                                       =============            =============



See accompanying notes to the unaudited consolidated financial statements.

MSB BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
              (UNAUDITED)
              (In thousands)

                                                                                         FOR THE QUARTER ENDED
                                                                                               MARCH 31,
                                                                                     1996                    1995

OPERATING ACTIVITIES
  Net Income.............................................................      $       588              $       600
  Adjustments to reconcile net income to net
   cash provided by operating activities:
  Realized gains on securities...........................................                1                        1
  Realized gain on sale of mortgage loans................................              (48)                      --
  Amortization of premiums/discounts on securities.......................              183                       16
  Proceeds from the sale of student loans................................              232
  Origination of mortgage loans held for sale............................           (2,905)                    (664)
  Proceeds from the sale of mortgage loans...............................            3,478                      569
  Amortization of net deferred loan origination fees.....................              (53)                     (83)
  Depreciation and amortization..........................................              305                      232
  Provisions for loan losses.............................................              250                       53
  Writedowns on real estate..............................................              116                       41
  Goodwill amortization..................................................              755                       30
  Decrease (increase) in accrued interest receivable.....................           (2,404)                     402
  Decrease (increase) in prepaid expenses and
   other assets..........................................................             (160)                   2,743
  Increase (decrease) in accrued expenses and
   other liabilities.....................................................           (6,715)                  (2,147)
  Net change in Federal and State income tax
   payables and receivables..............................................              437                      337
  Deferred income taxes..................................................             (115)                     (22)
  Other..................................................................             (371)                     (61)
                                                                               ------------             ------------
    Net cash provided by (used in) operating activities..................      $    (6,426)             $      2047
                                                                               ------------             -----------

INVESTING ACTIVITIES
  Net (increase) decrease in loans.......................................      $    (7,047)             $   (13,149)
  Maturities and redemptions of debt securities..........................           10,400                    2,000
  Purchases of securities available for sale.............................          (25,337)                    (356)
  Proceeds from the sale of securities available for sale................           17,801                       --
  Proceeds from the sale of securities held to maturity..................               --                    3,000
  Purchases of mortgage-backed securities available for sale.............         (375,064)                      --
  Proceeds from the sale of mortgage-backed securities
   available for sale....................................................           11,685                       --
  Repayments of mortgage-backed securities available for sale............            6,406                    1,068
  Repayments of asset backed securities..................................              143                      202
  Proceeds from the sale of real estate owned, net.......................               65                      170
  Purchases of property and equipment....................................           (3,265)                    (181)
  Cash received in branch acquisition....................................          380,299                       --
                                                                               -----------              -----------
    Net cash provided by (used in) investing activities..................      $    16,086              $    (7,246)
                                                                               -----------              -----------


MSB BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
              (UNAUDITED)
              (In thousands)

                                                                                         FOR THE QUARTER ENDED
                                                                                               MARCH 31,
                                                                                      1996                  1995

FINANCING ACTIVITIES
  Net change in deposits...................................................      $   (25,049)           $     4,651
  Net increase (decrease) in mortgagors' escrow deposits...................             (502)                    28
  Repayment of ESOP loan...................................................              (81)                   (83)
  Proceeds from the sale of stock..........................................           32,078                     --
  Payment of common stock dividends........................................             (260)                  (221)
  Purchase of treasury stock...............................................               --                   (995)
  Proceeds from the exercise of stock options..............................               --                    134
                                                                                 -----------            -----------
        Net cash provided by (used in) financing activities................      $     6,186            $     3,514
                                                                                 -----------            -----------

  Increase (decrease) in cash and cash equivalents.........................      $    15,846            $    (1,685    )
  Cash and cash equivalents at beginning of period.........................      $    26,814            $    22,445
                                                                                 -----------            -----------
  Cash and cash equivalents at end of period...............................      $    42,660            $    20,760
                                                                                 ===========            ===========

SUPPLEMENTAL INFORMATION
  Interest paid on savings deposits........................................      $     9,133            $     3,091
  Income taxes paid (received).............................................              103                     --

  Non-cash transactions:
   Transfer of balances from loans receivable to real
     estate owned..........................................................      $       307            $       321
                                                                                 ===========            ===========



See accompanying notes to the unaudited consolidated financial statements.

MSB BANCORP, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.       Basis of Presentation

         In September, 1992, MSB Bancorp, Inc. (the "Company") completed the issuance of 1,840,000 shares of common stock in connection with the conversion of Middletown Savings Bank (the "Bank") from a mutual to a stock savings bank (the "Conversion"). Concurrent with the Conversion, the Company acquired all of the Bank's common stock.

         On January 10, 1996, the Company sold 1,100,000 shares of common stock at $18 per share and 600,000 shares of its 8.75% Cumulative Convertible Preferred Stock, Series A at $21.60 per share. On February 7, 1996, the Company sold an additional 105,000 shares of Common Stock pursuant to the underwriters' exercise of their overallotment option. The issuance and sale of the shares of Common Stock and Preferred Stock on January 10 and February 7 are hereinafter collectively referred to as the "Offering." Proceeds from the Offering amounted to $32.1 million. The purpose of the Offering was to raise a significant portion of the additional capital necessary to permit the Bank to qualify as "adequately capitalized" for regulatory capital purposes immediately following the consummation of the acquisition of certain branches of First Nationwide Bank, A Federal Savings Bank ("First Nationwide").

         The Bank entered into an Asset Purchase and Sale Agreement (as amended, the "First Nationwide Agreement") with First Nationwide for the acquisition of certain assets and the assumption of certain liabilities relating to eight First Nationwide branch offices located in Carmel, Liberty, Mahopac, Monticello, Port Jervis, Spring Valley, Warwick and Washingtonville, New York (the "First Nationwide Branches"). The closing took place on January 12, 1996 (the "Closing Date"), whereupon the Bank assumed the deposits (the "First Nationwide Deposits") of the First Nationwide Branches other than the Spring Valley, New York branch (the "Spring Valley Branch") and paid First Nationwide a premium of 8.0% on the First Nationwide Deposits (and on the accrued interest thereon) (the acquisition of the First Nationwide Branches other than the Spring Valley Branch being hereinafter referred to as the "Acquisition," and the First Nationwide Branches other than the Spring Valley Branch being hereinafter referred to as the "Acquired Branches"). The First Nationwide Agreement was amended to provide for the purchase of the Spring Valley Branch by the Bank from First Nationwide concurrent with the sale of such branch by the Bank to Provident Savings Bank, F.A. ("Provident"), pursuant to an Asset Purchase and Sale Agreement (as amended, the "Spring Valley Agreement") between the Bank and Provident. Pursuant to the First Nationwide Agreement, the Bank paid First Nationwide a premium of 8.0% on the deposits of the Spring Valley Branch (and on the accrued interest thereon). The Spring Valley Agreement provided for the sale of certain assets by the Bank and the assumption of certain liabilities by Provident (the "Branch Disposition") relating to the Spring Valley Branch. The closing under the Spring Valley Agreement took place on March 22, 1996, whereupon Provident assumed the deposits of the Spring Valley Branch and paid the Bank a premium of 7.05% on such deposits (and on the accrued interest thereon). The Company believes that the 7.05% premium paid by Provident to the Bank as compared to the 8.0% premium paid by the Bank to First Nationwide is reasonable given the more limited strategic importance to the Bank of the Spring Valley Branch relative to the Acquired Branches and considering that the Spring Valley Branch has a higher cost of funds than the Acquired Branches. The Branch Disposition will allow the Bank to focus on its market area of Orange, Putnam and Sullivan counties in New York.

         On January 12, 1996, the First Nationwide Deposits totalled $414.8 million. In addition, the Bank acquired certain assets related to the Acquired Branches, including branch facilities and fixed operating assets associated with the Acquired Branches (the "First Nationwide Assets") at a purchase price of approximately $2.9 million, and certain savings account and overdraft loans (the "First Nationwide Loans"), which totaled $1.0 million at January 12, 1996, at face value.

         On October 27, 1995, the Bank converted from a New York state-chartered savings bank to a federal savings bank in order to facilitate the Acquisition as well as future expansion. In addition, the Bank changed its name to MSB Bank. As a consequence of the conversion, the Company became a savings and loan holding company subject to the regulation, examination and supervision of the Office of Thrift Supervision (the "OTS"). Prior to the conversion of the Bank to a federal savings bank, the Company was a bank holding company subject to the regulation, examination and supervision of the Federal Reserve Board ("FRB").

         The Bank provides banking services to individual and corporate customers, with its business activities concentrated in the New York counties of Orange, Putnam and Sullivan, and the surrounding areas.

         The consolidated financial statements included herein have been prepared by the Company without audit. In the opinion of management, the quarterly unaudited financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the consolidated financial position and results of operations for the periods presented. Certain information and footnote disclosures normally included in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The Company believes that the disclosures are adequate to make the information presented not misleading, however, the results for the periods presented are not necessarily indicative of results to be expected for the entire year.

         The unaudited quarterly and year to date financial statements presented herein should be read in conjunction with the annual audited consolidated financial statements of the Company for the fiscal year ended December 31, 1995.

         The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, MSB Bank, and the Bank's wholly owned subsidiaries, MSB Financial Services, Inc. and MSB Travel, Inc. ("Travel"). Significant intercompany transactions and amounts have been eliminated. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowances for losses and real estate investments.

2.       Earnings Per Share

         Primary earnings per common share is calculated based upon the weighted average common shares outstanding adjusted for common stock equivalents that have a dilutive effect on the per share data. Earnings for the purpose of computing primary earnings per share consists of net income for the period less preferred stock dividends. Common stock equivalents include stock options. During the first quarter of 1996, the Company sold 600,000 shares of its 8.75% Cumulative Convertible Preferred Stock, Series A in the Offering. This stock is not considered a common stock equivalent but is used in the calculation of fully diluted earnings per share. Since the preferred stock has an antidilutive effect on earnings per share for the quarter ended March 31, 1996, it has not been incorporated in the calculation; fully diluted and primary earnings per share are the same.

3.       Allowance for Loan Losses

         Effective January 1, 1995, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan." Under the provisions of SFAS No. 114, a loan is considered impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. SFAS No. 114 requires creditors to measure impairment of a loan based on the present value of expected future cash flows discounted at the loan's effective interest rate or at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. If the measure of the impaired loan is less than the recorded investment in the loan, a creditor shall recognize an impairment by recording a valuation allowance with a corresponding charge to bad debt expense. This statement also applies to restructured loans and eliminates the requirement to classify loans that are in-substance foreclosures as foreclosed assets except for loans where the creditor has physical possession of the underlying collateral, but not legal title. Effective

January 1, 1995, the Company also adopted SFAS No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures," which amends SFAS No. 114 to allow a creditor to use existing methods for recognizing interest income on impaired loans. SFAS No. 114 is applicable to all loans that are identified for evaluation of impairment except for, among others, large groups of smaller-balance homogenous loans, such as residential mortgage loans and consumer installment loans, that are collectively evaluated for impairment and loans that are measured at fair value or the lower of cost or fair value. As of March 31, 1996, the total recorded investment in impaired loans was $903,000, which consisted of $535,000 of loans that are potential problem loans and $368,000 of loans that are in non-accrual status. In addition, the $903,000 of impaired loans consisted of $852,000 of commercial mortgage loans that were measured with reference to the appraised value of the collateral property and $51,000 of commercial loans measured based on expected cash flows. At March 31, 1996, there was no allowance related to impaired loans as determined under SFAS No. 114. Interest income recognized on impaired loans was not significant for the quarter ended March 31, 1996.

         The allowance for loan losses is increased by provision charged to operations and decreased by charge-offs (net of recoveries). Loans are charged off when, in the opinion of management, the recorded investment in the loan is uncollectible. Management's periodic evaluation of the adequacy of the allowance considers factors such as the Bank's past loan experience, known and inherent risks in the portfolio, adverse situations that may affect the borrowers' ability to repay, estimated value of any underlying collateral and current and prospective economic conditions. Management believes that the allowance for loan losses is adequate. While management estimates loan losses using the best available information, such as independent appraisals for significant collateral properties, no assurance can be made that future adjustments to the allowance will not be necessary based on changes in economic and real estate market conditions, further information obtained regarding known problem loans, identification of additional problem loans and other factors, both within and outside of management's control.

         Activity in the allowance for loan losses for the periods indicated is summarized as follows:

                                                                     QUARTER ENDED                   YEAR ENDED
                                                                       MARCH 31,                    DECEMBER 31,
                                                         -------------------------------------
                                                                1996               1995                 1995
                                                         ------------------  -----------------      ------------
                                                                            (DOLLARS IN THOUSANDS)
Balance at beginning of period..........................      $    1,659         $    1,459         $    1,459
Provision for loan losses...............................             250                 53                483
LOANS CHARGED OFF
          Real estate...................................             210                  5                234
          Other loans...................................              51                  7                 73
                                                              ----------         ----------         ----------
Total loans charged off.................................             261                 12                307
                                                              ----------         ----------         ----------
RECOVERIES
          Real estate...................................              --                  2                  2
          Other loans...................................               4                  2                 22
                                                              ----------         ----------         ----------
             Total recoveries...........................               4                  4                 24
                                                              ----------         ----------         ----------
          Net charge-offs...............................             257                  8                283
                                                              ----------         ----------         ----------
Balance at end of period................................      $    1,652         $    1,504         $    1,659
                                                              ==========         ==========         ==========
Ratio of net charge-offs to average
  net loans outstanding (annualized)....................            0.36%              0.01%              0.11%

4.       Securities and Mortgage-Backed Securities

         Effective January 1, 1994, the Company adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The statement generally requires that debt and equity securities that have readily determinable fair values be carried at fair value unless they are classified as held to maturity. Securities can be classified as held to maturity and carried at amortized cost only if the reporting entity has a positive intent and ability to hold those securities to maturity. If not classified as held to maturity, such securities must be classified as trading securities or securities available for sale. Unrealized gains or losses for securities available for sale are to be excluded from earnings and reported as a net amount in a separate component of stockholders' equity. Unrealized gains or losses on trading securities are included in the determination of net income.

         At March 31, 1996, market value adjustments required by SFAS No. 115 amounted to an unrealized loss of $10.3 million. The net unrealized loss of $6.2 million included as a separate component of stockholders' equity is net of deferred taxes of $4.1 million. Management does not consider any of the securities available for sale permanently impaired at March 31, 1996.

5.       Legal Proceedings

         Except as described below, the Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Such routine legal proceedings in the aggregate are believed by management to be immaterial to the Company's financial condition and results of operations.

         Early in 1995, the Superintendent of the Banks of the State of New York (the "Superintendent") took possession of Nationar, a trust company organized under the laws of New York and owned by 67 New York savings banks, including the Bank. The Bank used Nationar for certain depository and collection services and maintained at Nationar a demand deposit account with overdraft privileges. As collateral for the overdraft privilege, the Bank executed a security agreement with Nationar's predecessor, pledging a $1.0 million U.S. Treasury Note ("Note"), the proceeds of which are currently held by the Superintendent, and their return is subject to the automatic stay provisions of the New York Banking Law. The Bank has filed a proof of claim against Nationar regarding the Note and a motion with the New York Supreme Court, which is overseeing the Nationar liquidation, seeking relief from the automatic stay imposed by the New York Banking Law and for release and turnover of the Note. On April 15, 1996, the New York Supreme Court entered an order authorizing the release of the proceeds of the Note, including interest earned thereon, to the Bank. On November 17, 1995, five financial institutions filed objections to the duly presented proofs of claims of shareholders, including the Bank, demanding that such claims be subordinated to the claims of the general creditors. Thereafter, on February 16, 1996, the Superintendent filed his Preliminary Report of Findings in Response to Objections to Certain Claims in which he recommended that the objections to the Bank's claims be overruled. The hearing to consider and approve the Superintendent's recommendation to overrule certain objections to claims was held on April 16, 1996, and the New York Supreme Court approved the Superintendent's recommendation. The five financial institutions withdrew their objections to the Bank's claims prior to the April 16, 1996 hearing. In all likelihood, the proceeds of the Note will be returned to the Bank during the second quarter of 1996. Management does not believe that the failure of Nationar, including the failure to return the Note (or its proceeds) to the Bank, will have a material effect on the financial condition of the Company or the Bank or will adversely affect the Company's or the Bank's liquidity. However, if the Bank were required to write off its investment in the Note, the Company's results of operations would be materially and adversely affected.

         The Company and its directors are defendants in a lawsuit, POHLI V. MSB BANCORP, INC. ET AL., commenced by a stockholder in the Delaware Court of Chancery, New Castle County, on or about November 7, 1995. The plaintiff, purporting to represent a class consisting of all stockholders except the stockholder defendants and those affiliated with the stockholder defendants, alleges that the defendant directors have breached and continue to breach their fiduciary duties to stockholders by, among other things, failing to give due consideration to proposals to acquire the Company or its assets, for failing to maximize stockholder value and for failing to disclose all material facts to stockholders. The plaintiff, on behalf of the purported class, seeks unspecified money damages and an affirmative injunction directing the director defendants to consider and negotiate all bona fide offers or proposals to acquire the Company. On December 4, 1995, the Company filed an answer denying all of the substantive allegations contained in the complaint and seeking, among other things, an order dismissing the complaint with prejudice. The Company intends to vigorously contest the allegations of wrongdoing in this action.

         The Company and its directors are defendants in a lawsuit, KAHN BROTHERS & CO., INC. ET AL. V. MSB BANCORP, INC. ET AL., commenced by stockholders in the Delaware Court of Chancery, New Castle County, on or about November 22, 1995. The plaintiffs, who own in excess of 5% of the outstanding shares of the Common Stock and purport to represent a class consisting of all stockholders except the stockholder defendants, allege that the defendant directors breached their duty of care by failing to become fully informed about the proposals of HUBCO, Inc. ("HUBCO"); breached their duty of disclosure to stockholders by not notifying the public or the Company's stockholders of HUBCO's proposals; and breached their duty of good faith and fair representation by, among other things, not investigating whether the acquisition of the First Nationwide Branches constitutes a reasonable alternative for building stockholder value. The plaintiffs further allege that the Company's offering of Common Stock in connection with the Acquisition (the "Common Stock Offering") was not intended to enhance stockholder value, but rather was for the purpose of diluting the ownership and voting strength of existing stockholders and further entrenching existing management and the Board. The plaintiffs sought to enjoin the Common Stock Offering and are also seeking damages equal to the difference between the market price of the Common Stock on September 7, 1995, and $35 (approximately $14,989,000 in the aggregate) or, in the alternative, the difference between the market price of the Common Stock on October 26, 1995, and $25 (approximately $7,394,000 in the aggregate), including interest and attorneys' and other professional fees. In connection with this action, plaintiffs filed a motion seeking expedited discovery and scheduling. On December 6, 1995, in response to the plaintiffs' motion for expedited proceedings, which was treated by the court as an application for a temporary restraining order with respect to the Common Stock Offering, the court denied the plaintiffs' application for such order. On December 12, 1995, the court denied the plaintiffs' motion for reargument. On December 18, 1995, the Company filed an answer denying all of the substantive allegations in the complaint and seeking, among other things, an order dismissing the complaint with prejudice. Plaintiffs amended their complaint to include allegations relating to an unsolicited merger proposal received by the Company from the First Empire State Corporation ("First Empire") on December 28, 1995. Specifically, the amended complaint alleges, among other things, that the Company's Board of Directors, in breach of its duties of care, loyalty and disclosure, relied on the advice of Bear, Stearns & Co. Inc. ("Bear Stearns"), the Company's financial advisor and underwriter for the Offering, knowing that Bear Stearns could not render independent financial advice regarding the First Empire proposal. The Company filed its amended answer on February 1, 1996 denying all of the substantive allegations in the amended complaint and seeking, among other things, an order dismissing the amended complaint with prejudice. The Company intends to vigorously contest the allegations of wrongdoing in this action.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                  RESULTS OF OPERATIONS

GENERAL

          MSB Bancorp, Inc. (the "Company") is the holding company for MSB Bank ("MSB" or the "Bank"). The financial conditions and results of operations of the Company are primarily dependent upon the operations of the Bank.

         In connection with the Conversion of the Bank from a mutual savings bank to a stock savings bank on September 3, 1992, the Company sold 1,840,000 shares of Common Stock at $10.00 per share to the public and utilized $8.4 million of the $16.9 million net proceeds from the Conversion offering to acquire the Bank. On January 10, 1996, the Company sold 1,100,000 shares of Common Stock at $18 per share and 600,000 shares of its Series A Preferred Stock at $21.60 per share. On February 7, 1996 the Company sold an additional 105,000 shares of Common Stock pursuant to the underwriters' exercise of their overallotment option. The issuance and sales of the shares of Common Stock and Series A Preferred Stock on January 10 and February 7 are hereinafter referred to, collectively, as the "Offering." Net proceeds from the Offering amounted to approximately $32.1 million. The purpose of the Offering was to raise a significant portion of the additional capital necessary to permit the Bank to qualify as "adequately capitalized" for regulatory capital purposes immediately following the acquisition of seven branches (the "Acquired Branches") from First Nationwide Bank, A Federal Savings Bank ("First Nationwide"), in January, 1996 (the "Acquisition").

         Management's strategy is to increase stockholder value by remaining a community bank and growing both internally and through acquisitions of other institutions or branches of other institutions while not precluding consideration of other strategic alternatives that could increase stockholder value. In furtherance of that strategic direction, the Bank has, from time to time, approached financial institutions in its market areas seeking to acquire one or more branches from such institutions and submitted proposals to acquire one or more branches from such other institutions. In 1995, the Bank initiated discussions with the seller of the Central Valley branch, which resulted in the signing of a definitive agreement to acquire that branch in April 1995. The acquisition of that branch closed on November 10, 1995, with the Bank thereby assuming approximately $21.8 million in deposits. In addition, the Company entered into the branch acquisition agreement with First Nationwide during 1995. The Acquisition closed on January 12, 1996 with the Bank assuming $414.8 million of deposits. The Bank also acquired the related branch facilities and operating assets at a purchase price of $2.9 million and certain deposit-related loans with a face value of $1.0 million.

RESULTS OF OPERATIONS

         The Bank's results of operations are dependent primarily on net interest income, which is the difference between the interest income earned on its loan and securities portfolios and its cost of funds, consisting primarily of the interest paid on its deposits. The Bank's operating expenses principally consist of employee compensation, occupancy expenses, federal deposit insurance premiums and other general and administrative expenses. The Bank's results of operations are also significantly affected by its periodic provision for loan losses and write-downs of real estate owned. Such results are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government policies and actions of regulatory authorities.

         The Company is subject to certain legal proceedings that, if adversely determined, could materially and adversely affect the Company's results of operations. See Part II, Item 1, "Legal Proceedings."

         The following table sets forth information relating to the Company's balance sheet and statements of operations for the quarters ended March 31, 1996 and 1995 and reflect the average yield (not on a tax equivalent basis) on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. The average balances of securities available for sale and trading securities are calculated based on amortized cost. The yields and costs include fees, which are considered adjustments to yields.

                                                 FOR THE QUARTER ENDED MARCH 31,
                                                --------------------------------
                                                             1996
                                                --------------------------------
                                                                        AVERAGE
                                                 AVERAGE                 YIELD/
                                                 BALANCE   INTEREST       COST
                                                --------- ----------   --------

                                                    (DOLLARS IN THOUSANDS)
ASSETS:
  Interest-earning assets:
    Mortgage loans, net(1) ..................   $265,433   $  5,216        7.90%
    Other loans(1) ..........................     17,703        495       11.25
    Mortgage-backed securities(2) ...........    319,539      5,218        6.57
    Other securities(3) .....................     89,081      1,384        6.25
    Federal funds, overnight ................     67,107        812        4.87
                                                --------   --------       -----
    Total interest-earning assets ...........    758,863     13,125        6.96
  Non-interest earning assets ...............     68,236
                                                --------
    Total assets ............................   $827,099
                                                ========
LIABILITIES AND RETAINED EARNINGS:
  Interest-bearing liabilities:
    Deposits:
      Savings accounts ......................   $196,854      1,442        2.95%
      Super NOW accounts ....................     40,315        196        1.96
      Money market accounts .................     50,084        388        3.12
      Time deposits .........................    403,289      5,535        5.52
    ESOP obligation .........................        726         15        8.31
                                                --------   --------       -----
    Total interest-bearing
      liabilities ...........................    691,268      7,576        4.41
  Other liabilities .........................     63,307
                                                --------
       Total liabilities ....................    754,575
  Retained earnings .........................     72,524
                                                --------
       Total liabilities and
         retained earnings ..................   $827,099
                                                ========
  Net interest income/
   interest rate spread(4) ..................              $  5,549       2.55%
                                                           ========    ========
  Net earning assets/net
   interest margin(5) .......................   $ 67,595                  2.94%
                                                ========               ========
  Ratio of interest-earning assets
   to interest-bearing liabilities...........                              1.10x


                                                 FOR THE QUARTER ENDED MARCH 31,
                                                --------------------------------
                                                             1995
                                                --------------------------------
                                                                        AVERAGE
                                                 AVERAGE                 YIELD/
                                                 BALANCE   INTEREST       COST
                                                --------- ----------   --------

                                                    (DOLLARS IN THOUSANDS)
ASSETS:
  Interest-earning assets:
    Mortgage loans, net(1) ..................   $227,501    $  4,181      7.45%
    Other loans(1) ..........................     11,114         251      9.16
    Mortgage-backed securities(2) ...........     49,081         683      5.64
    Other securities(3) .....................     85,401       1,191      5.66
    Federal funds, overnight ................      8,796         123      5.67
                                                --------    --------      ----
    Total interest-earning assets ...........    381,893       6,429      6.83
  Non-interest earning assets ...............     20,612
                                                --------
    Total assets ............................   $402,505
                                                ========
LIABILITIES AND RETAINED EARNINGS:
  Interest-bearing liabilities:
    Deposits:
      Savings accounts ......................   $136,374       1,009      3.00%
      Super NOW accounts ....................     14,592          68      1.89
      Money market accounts .................     41,235         398      3.91
      Time deposits .........................    133,502       1,616      4.91
    ESOP obligation .........................      1,036          23      9.00
                                                --------    --------      ----
    Total interest-bearing
      liabilities ...........................    326,739       3,114      3.87
  Other liabilities .........................     35,724
                                                --------    --------      ----
     Total liabilities ......................    362,463

  Retained earnings .........................     40,042
                                                --------
       Total liabilities and
         retained earnings ..................   $402,505
                                                ========
  Net interest income/
   interest rate spread(4) ..................               $  3,315      2.96%
                                                            ========      ====
  Net earning assets/net
   interest margin(5) .......................   $ 55,154                  3.52%
                                                ========                  ====
  Ratio of interest-earning assets
   to interest-bearing liabilities...........                             1.17x

- - ------------------------
(1) In computing the average balance of loans, non-accrual loans have been included.
(2) Includes mortgage-backed securities available for sale and mortgage-backed securities held to maturity.
(3) Other securities includes securities held to maturity, securities available for sale and trading securities.
(4) Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(5) Net interest margin represents net interest income divided by average interest-earning assets.

FINANCIAL CONDITION

     At March 31, 1996, total assets amounted to $863.3 million as compared to $454.1 million at December 31, 1995. This $409.2 million increase is due to the Acquisition. The Acquired Branches had total deposits of $414.8 million at January 12, 1996, the closing date. As a result of the Acquisition, deposits increased to $778.7 million at March 31, 1996 as compared to $388.9 million at December 31, 1995. Total stockholders' equity increased $26.1 million to $70.1 million due primarily to proceeds from the Offering of $32.1 million offset by a $6.0 million increase in the net unrealized loss on securities available for sale.

COMPARISON OF RESULTS OF OPERATIONS

     GENERAL. Net income for the first quarter of 1996 amounted to $588,000 as compared to $600,00 for the comparable quarter in 1995.

     NET INTEREST INCOME. Net interest income for the first quarter of 1996 totalled $5.5 million as compared to $3.3 million for the same quarter in 1995. This increase is due to a $12.4 million increase in net interest earning assets to $67.6 million during the quarter ended March 31, 1996. The Company's interest rate spread and net interest margin were 2.55% and 2.94%, respectively, for the first quarter of 1996 as compared to 2.96% and 3.52%, respectively, for the first quarter of 1995. The decreases in interest rate spread and net interest margin were due primarily to the Acquisition. The proceeds from the Acquisition were invested in securities which, in the aggregate, yield less than the Bank's loan portfolio. The purchases of these securities were not completed until the last week of January, 1996 until which time they earned interest at the Federal funds rate of 5.25%. As a result, the Company earned virtually no interest rate spread on the Acquired Deposits during that time. In addition, 68.5% of the Acquired Deposits were time deposits with an average cost of 5.90%. Management expects, although there can be no assurance, that as these time deposits mature, the cost of deposits will decrease. The time deposits outstanding at March 31, 1996 that were acquired from First Nationwide are expected to reprice as follows: $73.2 million in the second quarter of 1996, $64.4 million in the third quarter of 1996 and $44.9 million in the fourth quarter of 1996.

     INTEREST INCOME. Interest income in the first quarter of 1996 totaled $13.1 million as compared to $6.4 million for the first quarter of 1995. Average interest earning assets increased $377.0 million to $758.9 million in the first quarter of 1996 as compared to $381.9 million for the same quarter of 1995. The average yields on interest earning assets were 6.96% and 6.83% for the first quarters of 1996 and 1995, respectively.

     Interest income on mortgage loans amounted to $5.2 million for the first quarter of 1996 as compared to $4.2 million for the first quarter of 1995. The average balance of mortgage loans increased $37.9 million to $265.4 million for the first quarter of 1996 as compared to $227.5 million for the first quarter of 1995, and the average yield earned increased 45 basis points to $7.90%.

     The growth in the average balance of mortgage loans was due primarily to improved demand for adjustable-rate mortgage loans ("ARMs"). The increase in the average yield earned was due primarily to the repricing of ARMs that were originated in 1994 and 1995 at introductory rates. These ARMs repriced to higher rates due to the expiration of their initial lower introductory rates and due to the increase in short-term interest rates during 1994 and the first quarter of 1995. However, the extent to which ARMs have been repricing has slowed since the end of the first quarter of 1995.

     Interest income on other loans amounted to $495,000 during the first quarter of 1996, an increase of $244,000 from the same quarter in 1995. The average balance of other loans during the first quarter of 1996 amounted to $17.7 million, and the average yield on these loans was 11.25%. For the first quarter of 1995, the average balance was $11.1 million, and the average yield was 9.16%. The increase in the average balances is due primarily to improved demand for commercial and consumer loans.

     Interest income on mortgage-backed securities totaled $5.2 million during the first quarter of 1996 as compared to $683,000 during the first quarter of 1995. This $4.5 million increase is due to a $270.5 million increase in the average balance to $319.5 million. The average yield earned on mortgage-backed securities increased 93 basis points to 6.57% in the first quarter of 1996 as compared to the same quarter in 1995. The increase in the average balance of mortgage-backed securities is a result of the investment of proceeds from the Acquisition and Offering. These proceeds totaled $409.6 million.

     Interest income on other securities, which includes investments held to maturity and securities available for sale, amounted to $1.4 million and $1.2 million during the first quarters of 1996 and 1995, respectively. This $193,000 or 16.2% increase is due primarily to a 59 basis point increase in the yield earned to 6.25%. In addition, the average balance of other securities increased $3.7 million to $89.1 million during the first quarter of 1996 as compared to $85.4 million for the first quarter of 1995.

     Interest income on Federal funds increased $689,000 to $812,000 for the first quarter of 1996 as compared to $123,000 in the comparable quarter of 1995. This was due to a $58.3 million increase in the average balance of Federal funds to $67.1 million, which was offset by an 80 basis point decrease in yield to 4.87%.

     INTEREST EXPENSE. Interest expense for the first quarter of 1996 totaled $7.6 million, a $4.5 million increase over the $3.1 million in interest expense for the comparable 1995 quarter. The average balance of interest-bearing liabilities increased to $691.3 million during the first quarter of 1996 from $326.7 million for the same period in 1995. The average cost of interest bearing liabilities increased 54 basis points to 4.41%. The growth in interest-bearing deposits is due to the Acquisition. The Acquired Deposits totaled $414.8 at January 12, 1996, the closing date.

     Interest expense on savings accounts increased $433,000 or 42.9% to $1.4 million during the quarter ended March 31, 1996 as compared to the comparable 1995 quarter. The average balance of savings accounts totaled $196.9 million as compared to $136.4 million for the first quarter of 1995. This increase in average balance was offset by a 5 basis point reduction in the average cost to 2.95% for the first quarter of 1996.

     Interest expense on time deposits amounted to $5.5 million for the first quarter of 1996 as compared to $1.6 million for the same period in 1995. This increase is due to a $269.8 million increase in the average balance of time deposits to $403.3 million for the 1996 first quarter and an increase in the average cost of 61 basis points to 5.52%.

     PROVISION FOR LOAN LOSSES. For the first quarter of 1996, the provision for loan losses amounted to $250,000 as compared to $53,000 for the first quarter of 1995. Non-performing loans (loans that are 90 days or more past due) amounted to $3.2 million, or 1.10% of total loans, at March 31, 1996, as compared to $3.0 million, or 1.05% of total loans, at December 31, 1995 and $1.8 million or 0.75% of total loans, at March 31, 1995. Non-performing assets amounted to $4.2 million, or 0.49% of total assets, $3.8 million, or 0.83% of total assets, and $2.5 million, or 0.61% of total assets, at March 31, 1996 and December 31, 1995 and 1994, respectively. The increase in the provision for loan losses is due primarily to $210,000 in charge-offs related to certain non-performing mortgage loans with respect to which the Bank decided, based on the condition of the underlying properties and other factors, not to pursue foreclosure proceedings.

     The allowance for loan losses amounted to $1.7 million and $1.5 million at March 31, 1996 and 1995, respectively, which represented 51.0% and 81.5% of non-performing loans at those dates. Charge-offs, net of recoveries, totaled $257,000 in the first quarter of 1996 as compared to $8,000 in the first quarter of 1995.

     In determining the adequacy of its allowance for loan losses, management considers the level of non-performing loans, the current status of the Bank's loan portfolio, changes in appraised values of collateral and general economic conditions. Although the Bank maintains its allowance for loan losses at a level which it considers to be adequate to provide for potential losses, there can be no assurance that such losses will not exceed the current estimated amounts. As a result, higher provisions for loan losses may be necessary in future periods which would adversely affect operating results.

     NON-INTEREST INCOME. Non-interest income amounted to $863,000 for the first quarter of 1996 as compared to $578,000 for the same quarter in 1995. Service charges on deposits increased $175,000 to $608,000, and service fees increased $71,000 to $204,000 for the first quarter of 1996 as compared to the same quarter in 1995. These increases are a result of the Acquisition. The Company did not impose service charges on the Acquired Deposits until March 1, 1996; as a result management expects that service fees and charges will increase in future periods.

     NON-INTEREST EXPENSE. Non-interest expense was $5.1 million for the first quarter of 1996, compared to $2.8 million for the comparable quarter of 1995. Salaries and employee benefits increased $627,000 to $2.0 million from the prior year due to the addition of 67 full-time equivalent employees to staff operations at the branches acquired from First Nationwide as well as at the Central Valley, New York branch, which was acquired in November 1995. Occupancy and equipment expense also increased by $177,000 to $768,000 from the prior year period due to these branch acquisitions. Other non-interest expense increased by $1.5 million to $2.1 million, of which $742,000 was due to the amortization of goodwill related to the Acquisition and $153,000 was due to non-recurring expenses related to the Acquisition. In addition, the Company incurred $116,000 of increased legal expenses related primarily to certain stockholder litigation. The Company also incurred a $75,000 increase in losses on real estate owned due primarily to the donation of a foreclosed property to a local municipality. In order to reduce operating expenses, the Company intends to consolidate its two branches in Port Jervis, New York, one of which was acquired from First Nationwide.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of funds are deposits and the proceeds from principal and interest payments on loans and investments. Proceeds from securities sales are also a source of funds. While maturities and scheduled amortization of loans and investments are a predictable source of funds, deposit flows, mortgage prepayments and prepayments of mortgage-backed securities are greatly influenced by interest rates, economic conditions and competition.

     The Company's most liquid assets are cash and cash equivalents, which include investments in highly liquid, short-term securities. The levels of these assets are dependent on the Bank's operating, financing, lending and investing activities during any given period. The Company's ratios of cash and due from banks, Federal funds and investment securities with remaining maturities of one year or less to total deposits were 7.2% at March 31, 1996 and 10.5% at December 31, 1995. At March 31, 1996, cash and cash equivalents, as defined above, totaled $56.0 million as compared to $42.6 million at December 31, 1995.

     Liquidity management for the Bank is both a daily and long-term function of the Bank's management strategy. Excess funds are generally invested in short-term investments such as Federal funds. In the event that the Bank should require funds beyond its ability to generate them internally, additional sources of funds are available through lines of credit totaling $46.0 million from the Federal Home Loan Bank of New York. In addition, the Bank may access funds, if necessary, through the Federal Reserve Bank of New York discount window.

     At March 31, 1996, the Bank had outstanding loan commitments of $35.5 million. The Bank anticipates that it will have sufficient funds available to meet its current loan commitments. Time deposits scheduled to mature in one year or less from March 31, 1996, totaled $346.5 million. Management believes that a significant portion of such deposits will remain with the Bank.

     The OTS regulations require savings associations to meet three minimum capital standards: a tangible capital ratio requirement of 1.5% of total assets as adjusted under the OTS regulations; a leverage ratio requirement of 3.0% of core capital to such adjusted total assets; and a risk-based capital ratio requirement of 8.0% of core and supplementary capital to total risk-based assets. The 3.0% core capital requirement has been effectively superseded by the OTS' prompt corrective action regulations, which impose a 4.0% core capital requirement for treatment as an "adequately capitalized" thrift and a 5.0% core capital requirement for treatment as a "well capitalized" thrift. In determining the amount of risk-weighted assets for purposes of the risk-based capital requirement, a savings association must compute its risk-based assets by multiplying its assets and certain off-balance sheet items by risk-weights, which range from 0% for cash and obligations issued by the United States Government or its agencies to 100% for consumer and commercial loans, as assigned by the OTS capital regulation based on the risks OTS believes are inherent in the type of assets.

     The following table sets forth the capital position of the Bank as calculated at March 31, 1996.

                                                     TANGIBLE                      CORE                     RISK-BASED
                                               AMOUNT        PERCENT       AMOUNT        PERCENT       AMOUNT         PERCENT
                                                                           (DOLLARS IN THOUSANDS)
Capital as calculated under GAAP..........    $70,123          8.41%      $70,123         8.41%      $70,123           20.35%
Deduct goodwill...........................     35,425           4.25       35,425          4.25       35,425            10.28
Add qualifying general loan loss allowance,
  as limited by regulation................         --             --           --            --        1,714             0.50
Add unrealized loss on securities available
  for sale, net of taxes..................      6,166           0.74        6,166          0.74        6,166             1.79
                                              -------           ----      -------          ----      -------            -----
Capital, as calculated....................     40,864           4.90       40,864          4.90       42,578            12.36
Capital, as required......................     12,417           1.50       33,113          4.00       27,569             8.00
                                              -------           ----      -------          ----      -------            -----
Excess....................................    $28,447          3.40%      $ 7,751         0.90%      $15,009            4.36%
                                              -------          ----       -------         ----       -------            -----

         The Board of Directors declared cash dividends of $0.15 per common share on March 15, 1996 that was payable to stockholders of record on March 30, 1996. The Company has been paying a quarterly cash dividend of $0.15 per common share since the first quarter of 1995 and had been paying a quarterly cash dividend of $0.13 per common share since the second quarter of 1994.

PENDING LEGISLATION REGARDING TAX BAD DEBT RESERVES

         Under section 593 of the Internal Revenue Code, thrift institutions such as the Bank, which meet certain definitional tests, primarily relating to their assets and the nature of their business, are permitted to establish a tax reserve for bad debts and to make annual additions thereto, which additions may, within specified limitations, be deducted in arriving at their taxable income. The Bank's deduction with respect to "qualifying loans," which are generally loans secured by certain interests in real property, may currently be computed using an amount based on the Bank's actual loss experience (the "Experience Method"), or a percentage equal to 8% of the Bank's taxable income (the "PTI Method"), computed without regard to this deduction and with additional modifications and reduced by the amount of any permitted addition to the non-qualifying reserve. Similar deductions for additions to the Bank's bad debt reserve are permitted under the New York State Bank Franchise Tax; however, for purposes of these taxes, the effective allowable percentage under the PTI method is 32% rather than 8%.

         Under pending legislative proposals, section 593 of the Code would be amended and the Bank, as a "large bank" (one with assets having an adjusted basis of more than $500 million), would be unable to make additions to its tax bad debt reserve, would be permitted to deduct bad debts only as they occur and would additionally be required to recapture (that is, take into income) over a multi-year period, beginning with the Bank's taxable year beginning on January 1, 1996, the excess of the balance of its bad debt reserves (other than the supplemental reserve) as of December 31, 1995 over the balance of such reserves as of December 31, 1987, or over a lesser amount if the Bank's loan portfolio has decreased since December 31, 1987. However, such recapture requirements would be suspended for each of two successive taxable years beginning January 1, 1996 in which the Bank originates a minimum amount of certain residential loans based upon the average of the principal amounts of such loans made by the Bank during its six taxable years preceding January 1, 1996. In addition, if section 593 of the Code is so amended, the Bank may be required for New York State tax purposes to include in its entire net income the excess of its post-December 31, 1987 New York State reserves for losses on qualifying real property loans over its reserve for losses on such loans maintained for federal income tax purposes (the "Excess Reserves"). Accordingly, if the pending legislative proposals are enacted in their present form, unless further legislation is adopted in New York, the Bank may be required to take its Excess Reserves into income in computing its New York State taxes for its taxable year beginning January 1, 1996. The Bank's post-December 31, 1987 bad debt reserve at December 31, 1995 was $217,000 for federal tax purposes and $937,000 for state tax purposes. If that amount were recaptured, the Bank would incur an additional tax liability of approximately $195,000. At this time, the Company cannot predict whether any legislative proposal regarding amendments to the Code related to addition to or recapture of its tax bad debt reserve will be adopted as proposed.

PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The information set forth in Note 5 to the unaudited consolidated financial statements ("Legal Proceedings") in Part I, Item 1, hereto is incorporated herein by reference.



ITEM 2.  CHANGES IN SECURITIES

                           None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

                           None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                           None

ITEM 5.  OTHER INFORMATION

                           None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                      (A)      Exhibit 11 -- Computation of Earnings Per Share
                               Exhibit 27 -- Financial Data Schedule*

                      (B)      Reports on Form 8-K

                               None




- - ----------------
*        Submitted only with filing in electronic format.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                         MSB BANCORP, INC.
                                         (Registrant)





                                By:      /s/ Anthony J. Fabiano
                                         Anthony J. Fabiano
                                         Senior Vice President and Chief
                                         Financial and Accounting Officer

May 13, 1996