Form 10-Q
period 1996-06-30
MSB BANCORP INC /DE
filed 1996-08-09
CIK 887202

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                -----------------

                                    FORM 10-Q

          (MARK ONE)

          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

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

                                       N/A
               ---------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed from last Report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X  No    .
                                              ---    ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                                                     Outstanding at
                 CLASS                                JUNE 30, 1996
                 -----                                -------------

             Common Stock,                              2,833,936
            par value $.01


                                TABLE OF CONTENTS


                         PART I -- FINANCIAL INFORMATION
                         -------------------------------

Item 1.  Financial Statements

         Consolidated Balance Sheets (Unaudited) -- June 30, 1996
         and December 31, 1995....................................................................................1

         Consolidated Statements of Income (Unaudited) -- Quarters and six months ended June 30, 1996 and 1995............................................................................2

         Consolidated Statements of Cash Flows (Unaudited) -- Quarters and six months ended
         June 30, 1996 and 1995...................................................................................3

         Notes to Unaudited Consolidated Financial Statements.....................................................5

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations.................................................................................. 10

                          PART II -- OTHER INFORMATION
                          ----------------------------

Item 1.  Legal Proceedings...................................................................................... 19

Item 2.  Changes in Securities.................................................................................. 19

Item 3.  Defaults upon Senior Securities........................................................................ 19

Item 4.  Submission of Matters to a Vote of Security Holders.................................................... 19

Item 5.  Other Information...................................................................................... 20

Item 6.  Exhibits and Reports on Form 8-K....................................................................... 20

Signatures...................................................................................................... 21

PART I - FINANCIAL INFORMATION
         ---------------------

ITEM 1.  FINANCIAL STATEMENTS

MSB BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
              (UNAUDITED)
(In thousands except shares and per share amounts)
                                                                                  JUNE 30,             DECEMBER 31,
                                                                                    1996                   1995
                                                                            ---------------------   ---------------

ASSETS
  Cash and due from banks................................................     $    13,759             $    15,862
  Federal funds sold.....................................................           7,840                  10,952
  Securities available for sale..........................................          57,806                  75,580
  Mortgage-backed securities available for sale..........................         393,264                  49,775
  Loans, net.............................................................         302,521                 280,512
  Premises and equipment, net............................................          15,421                  12,420
  Accrued interest receivable............................................           6,053                   3,219
  Investments in real estate.............................................           1,044                     806
  Goodwill...............................................................          34,706                   1,609
  Other assets...........................................................           8,138                   3,391
                                                                              -----------             -----------
        Total assets.....................................................     $   840,552             $   454,126
                                                                              ===========             ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
  Liabilities
    Deposits.............................................................     $   756,996             $   388,944
    Mortgagors' escrow deposits..........................................           2,020                   1,839
    Accrued expenses and other liabilities...............................          11,933                  18,605
    ESOP obligations.....................................................             584                     742
                                                                              -----------             -----------
        Total liabilities................................................         771,533                 410,130
                                                                              -----------             -----------
  Stockholders' Equity
   Preferred stock ($.01 par value; 1,000,000 shares authorized; 600,000 shares issued at June 30,
     1996 and none issued at December 31, 1995)..........................               6                      --
   Common stock ($.01 par value; 5,000,000
     shares authorized; 3,045,000 shares issued
     at June 30, 1996 and 1,840,000 shares issued
     at December 31, 1995)...............................................              30                      18
   Additional paid-in capital............................................          48,304                  16,198
   Retained earnings.....................................................          33,180                  33,110
   Treasury stock, at cost (211,064 shares and 212,064 shares at
     June 30, 1996 and December 31, 1995, respectively)..................          (4,137)                 (4,157)
   Unallocated ESOP stock................................................            (584)                   (742)
   Unallocated BRP stock.................................................            (237)                   (303)
   Net unrealized loss on securities available for sale..................          (7,543)                   (128)
                                                                              -----------             -----------
        Total stockholders' equity.......................................          69,019                  43,996
                                                                              -----------             -----------
        Total liabilities and stockholders' equity.......................     $   840,552             $   454,126
                                                                              ===========             ===========



See accompanying notes to the unaudited consolidated financial statements.

MSB BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME
              (UNAUDITED)
(In thousands except shares and per share amounts)
                                                                FOR THE QUARTER ENDED        FOR THE SIX MONTHS ENDED
                                                                      JUNE 30,                       JUNE 30,
                                                           ------------------------------- ------------------
                                                                1996             1995           1996           1995
                                                           ---------------                                 --------
INTEREST INCOME
  Mortgage loans..........................................   $    5,337       $    4,482     $   10,553      $    8,663
  Other loans.............................................          491              306            986             557
  Mortgage-backed securities..............................        6,688              804         11,906           1,487
  Securities..............................................        1,058            1,338          2,442           2,528
  Federal funds sold......................................          166              225            978             349
                                                             ----------       ----------     ----------      ----------
        Total interest income.............................       13,740            7,155         26,865          13,584

INTEREST EXPENSE
  Interest on deposits....................................        7,666            3,492         15,227           6,583
  Interest on borrowings..................................           --              367             --             367
  Interest on ESOP obligation.............................           14               22             29              45
                                                             ----------       ----------     ----------      ----------
        Total interest expense............................        7,680            3,881         15,256           6,995
                                                             ----------       ----------     ----------      ----------
  Net interest income.....................................        6,060            3,274         11,609           6,589
  Provision for loan losses...............................          320              142            570             195
                                                             ----------       ----------     ----------      ----------
  Net interest income after provision for loan losses.....        5,740            3,132         11,039           6,394

NON-INTEREST INCOME
  Service charges on deposits.............................          614              426          1,222             859
  Service fees............................................          368              117            572             250
  Net realized gains (losses) on securities...............           18             (178)            17            (179)
  Other non-interest income...............................           40               12             92              25
                                                             ----------       ----------     ----------      ----------
                                                                  1,040              377          1,903             955
NON-INTEREST EXPENSE
  Salaries and employee benefits..........................        2,138            1,339          4,178           2,752
  Occupancy and equipment.................................          764              582          1,532           1,173
  Federal deposit insurance premiums......................          239              202            477             404
  Other non-interest expense..............................        2,070              667          4,163           1,300
                                                             ----------       ----------     ----------      ----------
                                                                  5,211            2,790         10,350           5,629
                                                             ----------       ----------     ----------      ----------
  Income before income taxes..............................        1,569              719          2,592           1,720
  Income tax expense......................................          653              301          1,088             702
                                                             ----------       ----------     ----------      ----------
  Net income..............................................   $      916       $      418     $    1,504      $    1,018
                                                             ==========       ==========     ==========      ==========
  Earnings per share .....................................   $     0.22       $     0.25     $     0.35      $     0.59
  Weighted average shares outstanding.....................    2,869,563        1,695,107      2,794,939       1,713,874
                                                             ==========       ==========     ==========      ==========



See accompanying notes to the unaudited consolidated financial statements.

MSB BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
              (UNAUDITED)
              (In thousands)

                                                                                        FOR THE SIX MONTHS ENDED
                                                                                                 JUNE 30,
                                                                                        ------------------------
                                                                                      1996                     1995
                                                                                  -------------           -------------

OPERATING ACTIVITIES
  Net income.............................................................         $  1,504               $    1,018
  Adjustments to reconcile net income to net
   cash provided by operating activities:
  Realized gains on securities...........................................              (17)                     179
  Realized gain on sale of mortgage loans................................              (71)                      --
  Amortization of premiums/discounts on securities.......................              549                       24
  Proceeds from the sale of student loans................................              496                      367
  Origination of mortgage loans held for sale............................           (5,267)                  (1,829)
  Proceeds from the sale of mortgage loans...............................            6,081                    1,500
  Amortization of net deferred loan origination fees.....................              (90)                    (155)
  Depreciation and amortization..........................................              615                      458
  Provisions for loan losses.............................................              570                      195
  Writedowns on real estate..............................................              144                       55
  Goodwill amortization..................................................            1,676                       60
  Decrease (increase) in accrued interest receivable.....................           (2,834)                    (310)
  Decrease (increase) in prepaid expenses and
   other assets..........................................................              363                    2,583
  Increase (decrease) in accrued expenses and
   other liabilities.....................................................           (6,756)                    (975)
  Net change in Federal and State income tax
   payables and receivables..............................................               46                      848
  Deferred income taxes..................................................             (178)                    (103)
  Other..................................................................             (245)                     (13)
                                                                                ----------               ----------
    Net cash provided by (used in) operating activities..................       $   (3,414)              $    3,902
                                                                                ==========               ==========

 INVESTING ACTIVITIES
  Net (increase) decrease in loans.......................................       $  (24,272)              $  (23,702)
  Maturities and redemptions of debt securities..........................           12,769                    6,450
  Purchases of securities available for sale.............................          (25,337)                 (30,356)
  Proceeds from the sale of securities available for sale................           28,068                       --
  Proceeds from the sale of securities held to maturity..................               --                    3,000
  Purchases of mortgage-backed securities available for sale.............         (383,209)                 (18,352)
  Proceeds from the sale of mortgage-backed securities
   available for sale....................................................           17,383                       --
  Repayments of mortgage-backed securities available for sale............           11,636                    2,514
  Repayments of asset backed securities..................................              143                      403
  Proceeds from the sale of real estate owned, net.......................              117                      170
  Purchases of property and equipment....................................           (3,745)                    (711)
  Cash received in branch acquisition....................................          380,299                       --
                                                                                ----------               ----------
    Net cash provided by (used in) investing activities..................       $   13,852               $  (60,584)
                                                                                ==========               ==========

MSB BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
              (UNAUDITED)
              (In thousands)
                                                                                        FOR THE SIX MONTHS ENDED
                                                                                                 JUNE 30,
                                                                                        ------------------------
                                                                                      1996                     1995
                                                                                  -------------           -------------

FINANCING ACTIVITIES
  Net change in deposits...................................................     $       (46,795)       $       13,463
  Proceeds from borrowings.................................................                 -                  43,640
  Net increase (decrease) in mortgagors' escrow deposits...................                181                    753
  Repayment of ESOP loan...................................................               (158)                   (99)
  Proceeds from the sale of stock..........................................             32,078                     --
  Payment of common stock dividends........................................               (969)                  (468)
  Purchase of treasury stock...............................................                 -                   (1790)
  Proceeds from the exercise of stock options..............................                  10                   182
                                                                                ---------------        --------------
        Net cash provided by (used in) financing activities................     $       (15,653)       $       55,681
                                                                                ================       ==============

  Increase (decrease) in cash and cash equivalents.........................     $       (5,215)        $       (1,001)
  Cash and cash equivalents at beginning of period.........................              26,814                22,445
                                                                                ---------------        --------------
  Cash and cash equivalents at end of period...............................     $        21,599        $       21,444
                                                                                ===============        ==============

SUPPLEMENTAL INFORMATION
  Interest paid on deposits................................................     $       15,198         $        6,583
  Income taxes paid (received).............................................     $        1,093         $         (182)
                                                                                ==============         ===============

  Non-cash transactions:
   Transfer of balances from loans receivable to real
     estate owned..........................................................     $          476         $          498
                                                                                ==============         ==============



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

         On January 10, 1996, the Company sold 1,100,000 shares of common stock at $18.00 per share and 600,000 shares of its 8.75% Cumulative Convertible Preferred Stock, Series A at $21.60 per share. On February 7, 1996, the Company sold an additional 105,000 shares of Common Stock pursuant to the underwriters' exercise of their overallotment option. The issuance and sale of the shares of Common Stock and Preferred Stock on January 10 and February 7 are hereinafter, collectively, referred to as the "Offering." Net proceeds from the Offering amounted to $32.1 million. The purpose of the Offering was to raise a significant portion of the additional capital necessary to permit the Bank to qualify as "adequately capitalized" for regulatory capital purposes immediately following the consummation of the acquisition of certain branches of First Nationwide Bank, A Federal Savings Bank ("First Nationwide").

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

         On January 12, 1996, the First Nationwide Deposits totaled $414.8 million. In addition, the Bank acquired certain assets related to the Acquired Branches, including branch facilities and fixed operating assets associated with the Acquired Branches (the "First Nationwide Assets") at a purchase price of approximately $2.9 million, and certain savings account and overdraft loans (the "First Nationwide Loans"), which totaled $1.0 million at January 12, 1996, at face value.

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

2.       Earnings Per Share

         Primary earnings per common share is calculated based upon the weighted average common shares outstanding adjusted for common stock equivalents that have a dilutive effect on the per share data. Earnings for the purpose of computing primary earnings per share consists of net income for the period less preferred stock dividends. Common stock equivalents include stock options. During the first quarter of 1996, the Company sold 600,000 shares of its 8.75% Cumulative Convertible Preferred Stock, Series A in the Offering. This stock is not considered a common stock equivalent but is used in the calculation of fully diluted earnings per share. Since the preferred stock has an antidilutive effect on earnings per share for the quarter and six months ended June 30, 1996, it has not been incorporated in the calculation; fully diluted and primary earnings per share are the same.

3.       Allowance for Loan Losses

         At June 30, 1996, the total recorded investment in impaired loans was $1.6 million, which consisted of $530,000 of loans that are potential problem loans and $1.1 million of loans that are in non-accrual status. At June 30, 1996, all impaired loans were commercial mortgage loans that were measured with reference to the appraised value of the collateral property. At June 30, 1996, there was no allowance related to impaired loans as determined under SFAS No.
114. Interest income recognized on impaired loans was not significant for the quarter and six months ended June 30, 1996.

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

         Activity in the allowance for loan losses for the periods indicated is summarized as follows:

                                                   QUARTER ENDED               SIX MONTHS ENDED           YEAR ENDED
                                                     JUNE 30,                      JUNE 30,              DECEMBER 31,
                                           ----------------------------- -----------------------------
                                                1996           1995          1996           1995             1995
                                           --------------                ------------- --------------- --------------
                                                                      (DOLLARS IN THOUSANDS)
Balance at beginning of period............    $  1,652       $  1,504       $  1,659      $  1,459        $  1,459
Provision for loan losses.................         320            142            570           195             483
LOANS CHARGED OFF
          Real estate.....................         112            185            322           190             234
          Other loans.....................         310             49            361            56              73
                                              --------       --------       --------      --------        --------
Total loans charged off...................         422            234            683           246             307
                                              --------       --------       --------      --------        --------
RECOVERIES
          Real estate.....................           1             --              1             2               2
          Other loans.....................           5              5              9             7              22
                                              --------       --------       --------      --------        --------
           Total recoveries...............           6              5             10             9              24
                                              --------       --------       --------      --------        --------
          Net charge-offs.................         416            229            673           237             283
                                              --------       --------       --------      --------        --------
Balance at end of period..................    $  1,556       $  1,417       $  1,556      $  1,417        $  1,659
                                              ========       ========       ========      ========        ========
Ratio of net charge-offs to average
  net loans outstanding (annualized)......        0.57%          0.37%         0.47%          0.20%           0.11%
                                              ========       ========       =======       ========        ========

4.       Securities and Mortgage-Backed Securities

         At June 30, 1996, market value adjustments required by SFAS No. 115 amounted to an unrealized loss of $12.6 million. The net unrealized loss of $7.5 million included as a separate component of stockholders' equity is net of deferred taxes of $5.1 million. Management does not consider any of the securities available for sale permanently impaired at June 30, 1996.

5.       Legal Proceedings

         Except as described below, the Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Such routine legal proceedings in the aggregate are believed by management to be immaterial to the Company's financial condition and results of operations.

         Early in 1995, the Superintendent of the Banks of the State of New York (the "Superintendent") took possession of Nationar, a trust company organized under the laws of New York and owned by 67 New York savings banks, including the Bank. The Bank used Nationar for certain depository and collection services and maintained at Nationar a demand deposit account with overdraft privileges. As collateral for the overdraft privilege, the Bank executed a security agreement with Nationar's predecessor, pledging a $1.0 million U.S. Treasury Note ("Note"), the proceeds of which were held by the Superintendent, and their return was subject to the automatic stay provisions of the New York Banking Law. The Bank filed a proof of claim against Nationar regarding the Note and a motion with the New York Supreme Court, which is overseeing the Nationar liquidation, seeking relief from the automatic stay imposed by the New York Banking Law and for release and turnover of the Note. On April 15, 1996, the New York Supreme Court entered an order authorizing the release of the proceeds of the Note, including interest earned thereon, to the Bank. On November 17, 1995, five financial institutions filed objections to the duly presented proofs of claims of shareholders, including the Bank, demanding that such claims be subordinated to the claims of the general creditors. Thereafter, on February 16, 1996, the Superintendent filed his Preliminary Report of Findings in Response to Objections to Certain Claims in which he recommended that the objections to the Bank's claims be overruled. The hearing to consider and approve the Superintendent's recommendation to overrule certain objections to claims was held on April 16, 1996, and the New York Supreme Court approved the Superintendent's recommendation. The five financial institutions withdrew their objections to the Bank's claims prior to the April 16, 1996 hearing. The proceeds of the Note, with interest, were returned to the Bank during the second quarter of 1996.

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

         The Company and its directors are defendants in a lawsuit, KAHN BROTHERS & CO., INC. ET AL. V. MSB BANCORP, INC. ET AL., commenced by stockholders in the Delaware Court of Chancery, New Castle County, on or about November 22, 1995. The plaintiffs, who own in excess of 5% of the outstanding shares of the Common Stock and purport to represent a class consisting of all stockholders except the stockholder defendants, allege that the defendant directors breached their duty of care by failing to become fully informed about the proposals of HUBCO, Inc. ("HUBCO"); breached their duty of disclosure to stockholders by not notifying the public or the Company's stockholders of HUBCO's proposals; and breached their duty of good faith and fair representation by, among other things, not investigating whether the Acquisition constituted a reasonable alternative for building stockholder value. The plaintiffs further allege that the Company's offering of Common Stock in connection with the Acquisition (the "Common Stock Offering") was not intended to enhance stockholder value, but rather was for the purpose of diluting the ownership and voting strength of existing stockholders and further entrenching existing management and the Board. The plaintiffs sought to enjoin the Common Stock Offering and are also seeking damages equal to the difference between the market price of the Common Stock on September 7, 1995, and $35 (approximately $14,989,000 in the aggregate) or, in the alternative, the difference between the market price of the Common Stock on October 26, 1995, and $25 (approximately $7,394,000 in the aggregate), including interest and attorneys' and other professional fees. In connection with this action, plaintiffs filed a motion seeking expedited discovery and scheduling. On December 6, 1995, in response to the plaintiffs' motion for expedited proceedings, which was treated by the court as an application for a temporary restraining order with respect to the Common Stock Offering, the court denied the plaintiffs' application for such order. On December 12, 1995, the court denied the plaintiffs' motion for reargument. On December 18, 1995, the Company filed an answer denying all of the substantive allegations in the complaint and seeking, among other things, an order dismissing the complaint with prejudice. Plaintiffs amended their complaint to include allegations relating to an unsolicited merger proposal received by the Company from the First Empire State Corporation ("First Empire") on December 28, 1995. Specifically, the amended complaint alleges, among other things, that the Company's Board of Directors, in breach of its duties of care, loyalty and disclosure, relied on the advice of Bear, Stearns & Co. Inc. ("Bear Stearns"), the Company's financial advisor and underwriter for the Offering, knowing that Bear Stearns could not render independent financial advice regarding the First Empire proposal. The plaintiffs are seeking alternative damages based on these allegations in an amount equal to the difference between the market price of the Common Stock on December 28, 1995 and $26 (approximately $11,560,000 in the aggregate). The Company filed its amended answer on February 1, 1996 denying all of the substantive allegations in the amended complaint and seeking, among other things, an order dismissing the amended complaint with prejudice. The Company intends to vigorously contest the allegations of wrongdoing in this action.

         The Bank is currently a defendant in a lawsuit commenced by a former employee. The plaintiff alleges wrongful termination and seeks damages in an unspecified amount. The Bank steadfastly denies that it wrongfully discharged the plaintiff and is presenting a vigorous defense in this action.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         MSB Bancorp, Inc. (the "Company") is the holding company for MSB Bank ("MSB" or the "Bank"). The financial conditions and results of operations of the Company are primarily dependent upon the operations of the Bank.

         On January 10, 1996, the Company sold 1,100,000 shares of Common Stock at $18 per share and 600,000 shares of its Series A Preferred Stock at $21.60 per share. On February 7, 1996, the Company sold an additional 105,000 shares of Common Stock pursuant to the underwriters' exercise of their overallotment option. The issuance and sale of the shares of Common Stock and Series A Preferred Stock on January 10 and February 7 are hereinafter referred to, collectively, as the "Offering." Net proceeds from the Offering amounted to approximately $32.1 million. The purpose of the Offering was to raise a significant portion of the additional capital necessary to permit the Bank to qualify as "adequately capitalized" for regulatory capital purposes immediately following the acquisition of seven branches (the "Acquired Branches") from First Nationwide Bank, A Federal Savings Bank ("First Nationwide"), in January, 1996 (the "Acquisition").

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

         The following tables set forth information relating to the Company's balance sheet and statements of income for the quarters and six months ended June 30, 1996 and 1995, respectively, and reflect the average yield (not on a tax equivalent basis) on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. The average balances of securities available for sale and trading securities are calculated based on amortized cost. The yields and costs include fees, which are considered adjustments to yields.

                                                                        FOR THE QUARTER ENDED JUNE 30,
                                                                                       1996
                                                    --------------------------------------------------------------------------
                                                                                                               AVERAGE
                                                            AVERAGE                                            YIELD/
                                                            BALANCE                 INTEREST                    COST
                                                            -------                 --------                    ----
                                                                            (DOLLARS IN THOUSANDS)
ASSETS:
  Interest-earning assets:
    Mortgage loans, net(1).......................      $ 272,255                $   5,337                      7.88%
    Other loans(1)...............................         19,169                      491                     10.30
    Mortgage-backed securities(2)................        408,429                    6,688                      6.59
    Other securities(3)..........................         64,855                    1,058                      6.56
    Federal funds, overnight.....................         12,431                      166                      5.37
                                                       ---------                ---------                 ---------
    Total interest-earning assets................        777,139                   13,740                      7.11
  Non-interest earning assets....................         69,321
                                                       ---------
    Total assets.................................      $ 846,460
                                                       =========

LIABILITIES AND RETAINED EARNINGS:
  Interest-bearing liabilities:
    Deposits:
      Savings accounts...........................        207,346                    1,506                      2.92
      Super NOW accounts.........................         42,643                      202                      1.91
      Money market accounts......................         49,792                      385                      3.11
      Time deposits..............................        417,647                    5,573                      5.37
      Borrowings.................................             --                       --                        --
    ESOP obligation..............................            655                            14                 8.60
                                                       ---------                --------------            ---------
    Total interest-bearing
      liabilities................................        718,083                    7,680                      4.30
  Other liabilities..............................         58,700
                                                       ---------
       Total liabilities.........................        776,783
  Retained earnings..............................         69,677
                                                       ---------
       Total liabilities and
         retained earnings.......................      $ 846,460
                                                       =========
  Net interest income/
   interest rate spread(4).......................                               $   6,060                      2.81%
                                                                                =========                 =========
  Net earning assets/net
   interest margin(5)............................      $  59,056                                               3.14%
                                                       =========                                          =========
  Ratio of interest-earning assets
   to interest-bearing liabilities...............                                                              1.08x
                                                                                                          =========


                                                                        FOR THE QUARTER ENDED JUNE 30,
                                                                                    1995
                                                       ------------------------------------------------------------
                                                                                                            AVERAGE
                                                          AVERAGE                                           YIELD/
                                                          BALANCE                 INTEREST                   COST
                                                          -------                 --------                   ----
                                                                            (DOLLARS IN THOUSANDS)
ASSETS:
  Interest-earning assets:
    Mortgage loans, net(1).......................      $ 236,200                 $   4,482                    7.61%
    Other loans(1)...............................         11,986                       306                   10.24
    Mortgage-backed securities(2)................         59,614                       804                    5.41
    Other securities(3)..........................         98,337                     1,338                    5.46
    Federal funds, overnight.....................         15,040                       225                    6.00
                                                       ---------                 ---------               ---------
    Total interest-earning assets................        421,177                     7,155                    6.81
  Non-interest earning assets....................         23,289
                                                       ---------
    Total assets.................................      $ 444,466
                                                       =========

LIABILITIES AND RETAINED EARNINGS:
  Interest-bearing liabilities:
    Deposits:
      Savings accounts...........................        130,908                       975                    2.89
      Super NOW accounts.........................         14,482                        65                    1.80
      Money market accounts......................         39,686                       372                    3.76
      Time deposits..............................        151,694                     2,080                    5.50
      Borrowings.................................         22,979                       367                    6.41
    ESOP obligation..............................            955                        22                    9.24
                                                       ---------                 ---------               ---------
    Total interest-bearing
      liabilities................................        360,704                     3,881                    4.31
  Other liabilities..............................         42,137
                                                       ---------
       Total liabilities.........................        402,841
  Retained earnings..............................         41,625
                                                       ---------
       Total liabilities and
         retained earnings.......................      $ 444,466
                                                       =========
  Net interest income/
   interest rate spread(4).......................                                $   3,274                    2.50%
                                                                                 =========               =========
  Net earning assets/net
   interest margin(5)............................      $  60,473                                              3.12%
                                                       =========                                         =========
  Ratio of interest-earning assets
   to interest-bearing liabilities...............

                                                                                                              1.17x
                                                                                                         =========


- ------------------------

(1) In computing the average balance of loans, non-accrual loans have been included.
(2) Includes mortgage-backed securities available for sale and mortgage-backed securities held to maturity. (3) Other securities includes securities held to maturity and securities available for sale.
(4) Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(5) Net interest margin represents net interest income divided by average interest-earning assets.

                                                                  FOR THE SIX MONTHS ENDED JUNE 30,
                                                                                  1996
                                                 -----------------------------------------------------------------------
                                                                                                          AVERAGE
                                                        AVERAGE                                           YIELD/
                                                        BALANCE                 INTEREST                   COST
                                                        -------                 --------                   ----
                                                                        (DOLLARS IN THOUSANDS)
ASSETS:
  Interest-earning assets:
    Mortgage loans, net(1).....................     $ 268,844               $  10,553                     7.89%
    Other loans(1).............................        18,436                     986                    10.76
    Mortgage-backed securities(2)..............       363,984                  11,906                     6.58
    Other securities(3)........................        76,968                   2,442                     6.38
    Federal funds, overnight...................        39,769                     978                     4.95
                                                    ---------               ---------                ---------
    Total interest-earning assets..............       768,001                  26,865                     7.04
  Non-interest earning assets..................        68,752
                                                    ---------
    Total assets...............................
                                                    $ 836,753
                                                    =========
LIABILITIES AND RETAINED EARNINGS:
  Interest-bearing liabilities:
    Deposits:
      Savings accounts.........................       202,100                   2,948                     2.93
      Super NOW accounts.......................        41,479                     398                     1.93
      Money market accounts....................        49,938                     773                     3.11
      Time deposits............................       410,468                  11,108                     5.44
     Borrowings................................            --                      --                       --
     ESOP obligation...........................           691                      29                     8.44
                                                    ---------               ---------                ---------
    Total interest-bearing
      liabilities..............................       704,676                  15,256                     4.35
  Other liabilities............................        60,976
                                                    ---------
       Total liabilities.......................       765,652
  Retained earnings............................        71,101
                                                    ---------
       Total liabilities and
         retained earnings.....................     $ 836,753
                                                    =========
  Net interest income/
   interest rate spread(4).....................                             $  11,609                     2.69%
                                                                            =========                =========
  Net earning assets/net
   interest margin(5)..........................     $  63,325                                             3.04%
                                                    =========                                        =========
  Ratio of interest-earning assets
   to interest-bearing liabilities.............                                                           1.09x
                                                                                                     =========



                                                                     FOR THE SIX MONTHS ENDED JUNE 30,
                                                                                   1995
                                                  -------------------------------------------------------------------
                                                                                                          AVERAGE
                                                         AVERAGE                                          YIELD/
                                                         BALANCE                INTEREST                   COST
                                                         -------                --------                   ----
                                                                          (DOLLARS IN THOUSANDS)
ASSETS:
  Interest-earning assets:
    Mortgage loans, net(1).....................      $ 231,874               $   8,663                    7.53%
    Other loans(1).............................         11,552                     557                    9.72
    Mortgage-backed securities(2)..............         54,377                   1,487                    5.52
    Other securities(3)........................         91,904                   2,528                    5.55
    Federal funds, overnight...................         11,908                     349                    5.91
                                                     ---------               ---------               ---------
    Total interest-earning assets..............        401,615                  13,584                    6.82
  Non-interest earning assets..................         21,996

    Total assets...............................
                                                     $ 423,611
                                                     =========
LIABILITIES AND RETAINED EARNINGS:
  Interest-bearing liabilities:
    Deposits:
      Savings accounts.........................        133,626                   1,985                    3.00
      Super NOW accounts.......................         14,537                     132                    1.83
      Money market accounts....................         40,456                     770                    3.84
      Time deposits............................        142,649                   3,696                    5.23
     Borrowings................................         11,553                     367                    6.41
     ESOP obligation...........................            995                      45                    9.12
                                                     ---------               ---------               ---------
    Total interest-bearing
      liabilities..............................        343,816                   6,995                    4.10
  Other liabilities............................         38,958
                                                     ---------
       Total liabilities.......................        382,774
  Retained earnings............................         40,837

       Total liabilities and
         retained earnings.....................      $ 423,661
                                                     =========
  Net interest income/
   interest rate spread(4).....................                              $   6,589                    2.72%
                                                                             =========               =========
  Net earning assets/net
   interest margin(5)..........................      $  57,799                                            3.31%
                                                     =========                                       =========
  Ratio of interest-earning assets
   to interest-bearing liabilities.............                                                           1.17x
                                                                                                     =========


- ------------------------

(1) In computing the average balance of loans, non-accrual loans have been included.
(2) Includes mortgage-backed securities available for sale and mortgage-backed securities held to maturity. (3) Other securities includes securities held to maturity and securities available for sale.
(4) Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(5) Net interest margin represents net interest income divided by average interest-earning assets.

FINANCIAL CONDITION

     The Company's total assets amounted to $840.6 million at June 30, 1996 as compared to $454.1 million at December 31, 1995. Securities and mortgage-backed securities available for sale increased by $325.7 million to $451.1 million at June 30, 1996, and goodwill increased $33.1 million to $34.7 million at such date. Loans, net increased $22.0 million to $302.5 million at June 30, 1996. Deposits totaled $757.0 million at June 30, 1996 as compared to $388.9 million at December 31, 1995. The increases in total assets, securities and mortgage-backed securities, goodwill and deposits resulted primarily from the Acquisition and the Offering, which closed during the first quarter of 1996. In connection with the Acquisition, the Bank assumed approximately $414.8 million in deposits. At the time the Company planned the Acquisition, it anticipated a deposit run-off rate of 11.3% The Company believes that the increase in the run-off rate is due not only to the transition but also to the disintermediation that the industry is experiencing.

     Total stockholders' equity increased to $69.0 million at June 30, 1996, from $44.0 million at December 31, 1995, due to the net proceeds of the Offering, offset by a $7.4 million increase in the net unrealized loss on securities available for sale. The Bank's Tier 1 leverage capital ratio at June 30, 1996 was 5.2%, and the Company's tangible book value per share increased to $12.19 (excluding the net unrealized losses on marketable securities) from $11.67 at January 12, 1996, the closing date of the Acquisition.

COMPARISON OF RESULTS OF OPERATIONS

     GENERAL. Net income for the second quarter of 1996 amounted to $916,000 as compared to $418,000 for the second quarter of 1995. For the six months ended June 30, 1996, net income amounted to $1.5 million as compared to $1.0 million for the same period in 1995.

     NET INTEREST INCOME. Net interest income for the quarter ended June 30, 1996 amounted to $6.1 million as compared to $3.3 million for the second quarter in 1995. The increase in net interest income is due primarily to the Acquisition. The interest rate spread increased 31 basis points to 2.81% during the second quarter of 1996 as compared to 2.50% for the second quarter of 1995. The Company's net interest margin was 3.14% and 3.12% for the quarters ended June 30, 1996 and 1995, respectively.

     For the six months ended June 30, 1996, net interest income amounted to $11.6 million as compared to $6.6 million for the same period in the prior year. The average balances of net interest-earning assets increased $5.5 million to $63.3 million during the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. The Company's interest rate spread and net interest margin were 2.69% and 3.04%, respectively, for the six months ended June 30, 1996 as compared to 2.72% and 3.31%, respectively, for the six months ended June 30, 1995. The decreases in interest rate spread and net interest margin were due primarily to the Acquisition. The proceeds from the Acquisition were invested in securities which, in the aggregate, yield less than the Bank's loan portfolio. The purchases of these securities were not completed until the last week of January, 1996 until which time they earned interest at the Federal funds rate of 5.25%. As a result, the Company earned virtually no interest rate spread on the Acquired Deposits during that time. In addition, 68.5% of the Acquired Deposits were time deposits with an average cost of 5.90%. Management expects, although there can be no assurance, that as these time deposits mature, the cost of deposits will decrease. The time deposits outstanding at June 30, 1996 that were acquired from First Nationwide are expected to reprice as follows: $64.4 million in the third quarter of 1996 and $44.9 million in the fourth quarter of 1996.

     INTEREST INCOME. Interest income in the second quarter of 1996 totaled $13.7 million as compared to $7.2 million for the second quarter of 1995. Average interest-earning assets increased $356.0 million to $777.1 million in the second quarter of 1996 as compared to the second quarter of 1995. The average yields on interest-earning assets were 7.11% and 6.81% for the quarters ended June 30, 1996 and 1995, respectively.

     For the six months ended June 30, 1996, interest income amounted to $26.9 million as compared to $13.6 million for the same period in 1995. Average interest-earning assets increased $366.4 million to $768.0 million for the six months ended June 30, 1996, and the average yield earned increased 22 basis points to 7.04% as compared to the six months ended June 30, 1995.

     Interest income on mortgage loans amounted to $5.3 million during the second quarter of 1996 as compared to $4.5 million for the second quarter of 1995, an increase of $855,000 or 19.1%. The average balance of mortgage loans increased $36.1 million or 15.3% to $272.3 million in the second quarter of 1996 as compared to $236.2 million for the second quarter of 1995. The average yields earned on mortgage loans were 7.88% and 7.61% for the second quarters of 1996 and 1995, respectively.

     For the six months ended June 30, 1996, interest income on mortgage loans totaled $10.6 million as compared to $8.7 for the same period in 1995. The average balance of mortgage loans increased to $268.8 million for the six months ended June 30, 1996 as compared to $231.9 million for the same period in 1995. The average yield earned on mortgage loans for the six months ended June 30, 1996 was 7.89% as compared to 7.53% for the same period in 1995.

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

     Interest income on other loans increased $185,000 or 60.5% to $491,000 during the second quarter of 1996 as compared to $306,000 for the second quarter of 1995. The average balance of other loans increased $7.2 million or 59.9% to $19.2 million for the second quarter of 1996, and the yield earned on those loans increased 6 basis points to 10.30%.

     For the six months ended June 30, 1996, interest income on other loans totaled $986,000 as compared to $557,000 for the same period in 1995. The average balance of other loans increased $6.9 million to $18.4 million as compared to $11.6 million for the six months ended June 30, 1995. The average yield on other loans increased 104 basis points to 10.76% for the six months ended June 30, 1996 as compared to 9.72% for the same period in 1995. The increase in the average balances of other loans is due to improved demand for consumer loans and management's strategy to increase the commercial loan portfolio in order to increase the Company's interest rate spread.

     Interest income on mortgage-backed securities totaled $6.7 million for the second quarter of 1996, an increase of $5.9 million over the $804,000 earned in the second quarter of 1995. This increase is due primarily to a $348.8 million increase in the average balance of mortgage-backed securities to $408.4 million. In addition, the average yield earned on mortgage-backed securities increased 118 basis points to 6.59% during the second quarter of 1996 as compared to the same period in 1995.

     For the six months ended June 30, 1996, interest income on mortgage-backed securities totaled $11.9 million as compared to $1.5 million for the six months ended June 30, 1995. For these same periods, the average balances and yields earned were $364.0 million and 6.58%, respectively, and $54.4 million and 5.52%, respectively.

     The increases in the average balances of mortgage-backed securities during 1996 are a result of the investment of proceeds from the Acquisition and Offering, which totaled $409.6 million.

     Interest income on other securities amounted to $1.1 million during the second quarter of 1996, a decrease of $280,000 or 20.9% from the $1.3 million earned during the second quarter of 1995. This decrease is due primarily to a $33.5 million decrease in the average balance of other securities to $64.9 million during the second quarter of 1996 as compared to the same period in 1995. The yield earned on other securities increased 110 basis points to 6.56% in the second quarter of 1996 as compared to 5.46% for the same quarter in 1995.

     For the six months ended June 30, 1996, interest income on other securities totaled $2.4 million as compared to $2.5 million for the same period in the prior year. The average balance of other securities decreased $14.9 million or 16.3% to $77.0 million during the six months ended June 30, 1996 as compared to $91.9 million for the comparable period in the prior year. For these same periods, the yields earned on other securities increased 83 basis points to 6.38%.

     The decreases in the average balances of other securities is a result of management's strategy to redeploy funds currently invested in securities into the loan portfolio. Loans typically provide the Company with greater yields than securities.

     INTEREST EXPENSE. Interest expense for the second quarter of 1996 totaled $7.7 million as compared to $3.9 million for the second quarter of 1995. The average balance of interest-bearing liabilities amounted to $718.1 million as compared to $360.7 million for the same quarter in 1995. The average cost of these interest-bearing liabilities remained virtually unchanged for those periods.

     For the six months ended June 30, 1996, interest expense amounted to $15.3 million as compared to $7.0 million for the same period in 1995. Average interest-bearing liabilities totaled $704.7 million during the 1996 period, representing a $360.9 million increase over average interest-bearing liabilities of $343.8 million for the six months ended June 30, 1995. The average cost of these interest-bearing liabilities was 4.35% in the six months ended June 30, 1996 as compared to 4.10% for the same period in 1995.

     The growth in interest-bearing liabilities is a result of the Acquisition. The Acquired Deposits totaled $414.8 million at January 12, 1996, the closing date.

     Interest expense on savings accounts amounted to $1.5 million for the second quarter of 1996 as compared to $975,000 for the same quarter in 1995. The average balance of savings accounts increased $76.4 million or 58.4% to $207.3 million during the second quarter of 1996 as compared to $130.9 million for the comparable period in 1995. The average cost of savings accounts for those same periods increased 3 basis points to 2.92% for the second quarter of 1996 as compared to 2.89% for the second quarter of 1995.

     For the six months ended June 30, 1996, interest expense on savings accounts totaled $2.9 million as compared to $2.0 million for the same period in 1995. During the six months ended June 30, 1996, the average balance of savings accounts amounted to $202.1 million as compared to $133.6 million for the same period in 1995. The average costs of these deposits were 2.93% and 3.00% during the six months ended June 30, 1996 and 1995, respectively.

     Interest expense on time deposits amounted to $5.6 million during the second quarter of 1996 and $2.1 million for the second quarter of 1995. The average balance of time deposits increased $266.0 million to $417.6 million in the second quarter of 1996 as compared to $151.7 million for the second quarter of 1995. The increase in the average balance was partially offset by a 13 basis point decrease in the average cost of time deposits to 5.37%

     For the six months ended June 30, 1996, interest expense on time deposits amounted to $11.1 million as compared to $3.7 million for the same period in the prior year. This increase in interest expense was due primarily to a $267.8 million increase in the average balance of time deposits to $410.5 million. In addition, the average rate paid on time deposits increased 21 basis points to 5.44% during the six months ended June 30, 1996 as compared to an average rate of 5.23% for the same period in 1995.

     PROVISION FOR LOAN LOSSES. The provision for loan losses amounted to $320,000 for the second quarter of 1996 as compared to $142,000 for the second quarter of 1995. This increase is due primarily to an increase in net charge-offs to $416,000 for the second quarter of 1996 as compared to $229,000 for the same quarter in 1995 and also due to increases in the size of the loan portfolio. The increase in net charge-offs is primarily related to a $275,000 unsecured commercial loan that was fully charged off in the second quarter of 1996. Non-performing loans (loans that are 90 days or more past due) amounted to $3.5 million or 1.16% of total loans at June 30, 1996 as compared to $3.0 million or 1.05% of total loans at December 31, 1995 and $2.1 million or 0.83% of total loans at June 30, 1995. Non-performing assets totaled $4.6 million or 0.54% of total assets, $3.8 million or 0.83% of total assets and $3.2 million or 0.69% of total assets at June 30, 1996, December 31, 1995 and June 30, 1995, respectively. The allowance for loan losses amounted to $1.6 million and $1.4 million at June 30, 1996 and 1995, respectively. At December 31, 1995, the allowance for loan losses amounted to $1.7 million.

     For the six months ended June 30, 1996, the provision for loan losses amounted to $570,000 as compared to $195,000 for the same period in 1995. Net charge-offs totaled $673,000 for the six months ended June 30, 1996 as compared to $237,000 for the same period in 1995. The increase in net charge-offs is due to the $275,000 commercial loan charged off in the second quarter of 1996 and also due to $210,000 in net charge-offs in the first quarter of 1996 related to certain non-performing mortgage loans with respect to which the Bank decided, based on the condition of the underlying properties and other factors, not to pursue foreclosure proceedings.

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

     NON-INTEREST INCOME. Non-interest income increased $663,000 to $1.0 million for the second quarter of 1996 as compared to $377,000 for the same quarter in 1995. Services charges on deposits increased to $614,000 in the second quarter of 1996 from $426,000 for the same period in 1995. Service fees increased $251,000 from the second quarter of 1995 to $368,000 for the second quarter of 1996. These increases are primarily a result of the Acquisition. Net realized gains on securities amounted to $18,000 for the second quarter of 1996 as compared to a net loss of $178,000 for the same period in 1995.

     For the six months ended June 30, 1996, non-interest income amounted to $1.9 million as compared to $955,000 for the same period in 1995. Service charges on deposits increased $363,000 or 42.3% to $1.2 million for the six months ended June 30, 1996 as compared to $859,000 for the same period in 1995. Service fees increased $322,000 to $572,000 for the six months ended June 30, 1996 as compared to $250,000 for the same period in 1995. Net realized securities gains increased to $17,000 for the six months ended June 30, 1996 from a net loss of $179,000 for the same period in 1995. MSB waived service charges on the Acquired Deposits until March 1, 1996. In addition, MSB has waived $90,000 of additional service charges in limited circumstances for certain of the Acquired Deposits since March 1, 1996 for various reasons related to the transition of accounts of First Nationwide to MSB. Although this has resulted in decreased fee income, management believes that waiving these service charges was important for customer retention.

     NON-INTEREST EXPENSE. Non-interest expense was $5.2 million for the second quarter of 1996, compared to $2.8 million for the same quarter in 1995. The second quarter of 1996 was the first full quarter to include the operating expenses of the Acquired Branches. Salaries and employee benefits increased $799,000 during the second quarter of 1996 to $2.1 million as MSB added 69 full-time equivalent employees for the Acquired Branches, the Central Valley Branch, which was acquired in November, 1995 and MSB Travel. Occupancy and equipment amounted to $764,000 for the second quarter of 1996 as compared to $582,000 for the comparable quarter in the prior year. Other non-interest expenses amounted to $2.1 million for the second quarter of 1996 as compared to $667,000 for the same period in 1995. This increase is due primarily to an $892,000 increase in goodwill amortization related to the Acquisition, $72,000 of non-recurring expenses related to the Acquisition, a $99,500 increase in printing, paper and ATM card production costs and the operating expenses of the Acquired Branches.

     For the six months ended June 30, 1996, total non-interest expense amounted to $10.4 million as compared to $5.6 million for the same period in 1995. For those same periods, salaries and employee benefits increased $1.4 million to $4.2 million, occupancy and equipment increased $359,000 to $1.5 million and other non-interest expense increased $2.9 million to $4.2 million. Other non-interest expense for the six months ended June 30, 1996 included $225,000 of non-recurring expenses related to the Acquisition. In addition, legal expenses increased $114,000 to $240,000 related primarily to stockholder matters; losses on foreclosed real estate increased $89,000 to $144,000; and printing, paper and ATM card production costs increased $187,000 to $317,000.

     INCOME TAX EXPENSE. For the second quarter of 1996, income tax expense amounted to $653,000 as compared to $301,000 for the same period in 1995. The effective income tax rates for the second quarters of 1996 and 1995 were 41.6% and 41.8%, respectively. For the six months ended June 30, 1996, income tax expense was $1.1 million as compared to $702,000 for the same period in 1995. The effective income tax rates for the six months ended June 30, 1996 and 1995 were 42.0% and 40.8%, respectively.

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

     The Company's most liquid assets are cash and cash equivalents, which include investments in highly liquid, short-term securities. The levels of these assets are dependent on the Bank's operating, financing, lending and investing activities during any given period. The Company's ratios of cash and due from banks, Federal funds and investment securities with remaining maturities of one year or less to total deposits were 4.0% at June 30, 1996 and 10.5% at December 31, 1995. At June 30, 1996, cash and cash equivalents, as defined above, totaled $30.4 million as compared to $42.6 million at December 31, 1995.

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

     At June 30, 1996, the Bank had outstanding loan commitments of $43.7 million. The Bank anticipates that it will have sufficient funds available to meet its current loan commitments. Time deposits scheduled to mature in one year or less from June 30, 1996, totaled $328.1 million. Management believes that a significant portion of such deposits will remain with the Bank.

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

     The following table sets forth the capital position of the Bank as calculated at June 30, 1996.

                                                    TANGIBLE                              CORE                      RISK-BASED
                                         ----------------------------------   ------------------------------  ---------------------
                                               AMOUNT          PERCENT           AMOUNT        PERCENT        AMOUNT        PERCENT
                                               ------          -------           ------        -------        ------        -------
                                                                                  (DOLLARS IN THOUSANDS)
Capital as calculated under GAAP.......   $  69,377              8.5%         $  69,377          8.5%      $  69,377          20.3%
Deduct goodwill........................      34,706              4.2             34,706          4.2          34,706          10.2
Add qualifying general loan loss
  allowance, as limited by regulation..          --               --                 --           --           1,556           0.5
Add unrealized loss on securities
  available for sale, net of taxes.....       7,543              0.9              7,543          0.9           7,543           2.2
                                           --------        ---------          ---------    ---------       ---------     ---------
Capital, as calculated.................      42,214              5.2             42,214          5.2          43,770          12.8
Capital, as required...................      12,086              1.5             32,231          4.0          27,359           8.0
                                          ---------        ---------          ---------    ---------       ---------     ---------
Excess.................................   $  30,128              3.7%         $   9,983          1.2%      $  16,411           4.8%
                                          =========        =========          =========    =========       =========     =========



         The Board of Directors declared cash dividends of $0.15 per common share on June 21, 1996 and March 15, 1996 that were payable to stockholders of record on June 28 and March 30, 1996, respectively. The Company has been paying a quarterly cash dividend of $0.15 per common share since the first quarter of 1995 and had been paying a quarterly cash dividend of $0.13 per common share since the second quarter of 1994.

PROPOSED LEGISLATION ON DEPOSIT INSURANCE

         During the quarter ended June 30, 1996, representatives of the federal banking agencies and other interested parties continued to work for legislative action to recapitalize the Savings Association Insurance Fund ("SAIF") and to resolve the disparity between the deposit insurance assessments paid by institutions insured under the SAIF and those insured under the Bank Insurance Fund ("BIF"). The deposits of the Bank are insured by the BIF except for those attributable to the Bank's acquisition of deposits from SAIF-insured institutions, including First Nationwide. The various legislative proposals discussed by the Congress have generally followed the features of the recapitalization legislation that were part of the Balanced Budget Act of 1995, which was vetoed by the President for reasons unrelated to the SAIF recapitalization. A continuing feature of the legislative proposals is a special one-time SAIF assessment to be paid with respect to deposits subject to SAIF assessments. Estimates of the special assessment have ranged from 80 to 90 basis points on such SAIF-assessable deposits as of March 31, 1995. For the Company, an 80 basis point special assessment on its SAIF-assessable deposits as of March 31, 1995 and on the deposits acquired from First Nationwide (for which the Bank assumed the liability for the special SAIF assessment as part of the acquisition cost), would be approximately $4.0 million (before giving effect to any tax benefits). Various holding companies with SAIFinsured institutions are continuing to implement plans to establish BIF-insured subsidiaries in order to facilitate the migration of deposits from its SAIF-insured subsidiaries to its BIF-insured institutions, and the federal regulators have begun to approve such BIF-insured subsidiaries. In the absence of a legislative recapitalization of the SAIF, any significant reduction in SAIFassessable deposits could result in an increase of the SAIF assessment rates.

         At this time, the Company cannot predict whether any legislative proposal to recapitalize the SAIF and to resolve the BIF-SAIF assessment disparity will be adopted or, if so, in what form. Until such time as such legislation is adopted, it is expected that the Company will continue to pay deposit insurance assessments for its SAIF-assessable deposits at rates substantially in excess of the rates assessed a comparably rated institution on its BIF-assessable deposits.

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

         Under the Small Business Job Protection Act of 1996 (the "1996 Act"), as passed by the House and Senate on August 2, 1996, section 593 of the Code would be amended and the Bank, as a "large bank" (one with assets having an adjusted basis of more than $500 million), would be unable to make additions to its tax bad debt reserve. The bank would be permitted to deduct bad debts only as they occur and would additionally be required to recapture (that is, take into income) over a multi-year period, beginning with the Bank's taxable year beginning on January 1, 1996, the excess of the balance of its bad debt reserves (other than the supplemental reserve) as of December 31, 1995 over the balance of such reserves as of December 31, 1987, or over a lesser amount if the Bank's loan portfolio has decreased since December 31, 1987. However, such recapture requirements would be suspended for each of two successive taxable years beginning January 1, 1996 in which the Bank originates a minimum amount of certain residential loans based upon the average of the principal amounts of such loans made by the Bank during its six taxable years preceding January 1, 1996. The Bank's post-December 31, 1987 bad debt reserve at December 31, 1995 was $217,000. It is anticipated that the President will sign the 1996 Act in the near future, in which case the Bank would incur an additional tax liability of approximately $195,000. The New York State tax law has been amended to prevent a similar recapture of the Bank's bad debt reserve, and to permit continued future use of the bad debt reserve methods, for purposes of determining the Bank's New York State tax liability.

PART II -- OTHER INFORMATION
           -----------------

ITEM 1.  LEGAL PROCEEDINGS

         The information set forth in Note 5 to the unaudited consolidated financial statements ("Legal Proceedings") in Part I, Item 1, hereto is incorporated herein by reference.


ITEM 2.  CHANGES IN SECURITIES

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company held its Annual Meeting of Stockholders (the "Meeting") on May 23, 1996. The purpose of the meeting was to vote on the following proposals:

         1.    The election of three directors for terms of three years each;

         2. The amendment of the Company's Certificate of Incorporation to eliminate the provisions that prohibit record owners of the Company's common stock who beneficially own in excess of 10% of the outstanding shares of common stock (the "Limit") from voting any shares of common stock in excess of the Limit;

         3. The ratification of the appointment of KPMG Peat Marwick LLP as independent auditors of the Company for the year ending December 31, 1996; and

         4.    A stockholder proposal, if introduced at the Meeting.

With respect to Proposal 1, all of the directors nominated by the Company were elected at the Meeting. In addition, Proposal 3 was approved at the Meeting. However, Proposals 2 and 4 were not approved. The voting results for the Proposals were as follows:

         Proposal 1:   Ralph W. Decker                 For         2,133,811
                                                       Against       327,365

                       John L. Krause                  For         2,134,311
                                                       Against       326,865

                       Frederick B. Wildfoerster, Jr.  For         2,132,457
                                                       Against       328,719

                       Broker Non-Votes:                                None


         Proposal 2:   For                 1,492,371
                       Against               275,227
                       Abstain                26,212

                       Broker Non-Votes:     667,366


         Proposal 2 required an affirmative vote of at least 80% of the Company's outstanding Common Stock on April 1, 1996.
         Accordingly, this proposal was defeated.

         Proposal 3:   For                        2,276,701
                       Against                       76,700
                       Abstain                      107,775

                       Broker Non-Votes:               None

         Proposal 4:   For                          578,095
                       Against                    1,041,305
                       Abstain                      109,422

                       Broker Non-Votes:            732,354

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                 (A)      Exhibit 11 -- Computation of Earnings Per Share
                          Exhibit 27 -- Financial Data Schedule*

                 (B)      Reports on Form 8-K
                          None




- -----------------
*        Submitted only with filing in electronic format.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                           MSB BANCORP, INC.
                                           --------------------------------
                                           (Registrant)





                                   By:      /s/ Anthony J. Fabiano
                                           --------------------------------
                                           Anthony J. Fabiano
                                           Senior Vice President and Chief
                                           Financial and Accounting Officer

August 9, 1996