Form 10-Q
period 1996-09-30
MSB BANCORP INC /DE
filed 1996-11-14
CIK 887202

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                -----------------

                                    FORM 10-Q

(MARK ONE)

[ X ]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996

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

                                       N/A
              -----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed from last Report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No .

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                                                         Outstanding at
               Class                                     November 13, 1996
               -----                                     -----------------

               Common Stock,
               par value $.01                            2,833,936

                                TABLE OF CONTENTS


                         PART I -- FINANCIAL INFORMATION
                         -------------------------------

Item 1.  Financial Statements

         Consolidated Balance Sheets (Unaudited) -- September 30, 1996
         and December 31, 1995.................................................1

         Consolidated Statements of Income (Unaudited) -- Quarters
         and nine months ended September 30, 1996 and 1995.....................2

         Consolidated Statements of Cash Flows (Unaudited) --
         Nine months ended September 30, 1996 and 1995.........................3

         Notes to Unaudited Consolidated Financial Statements..................5

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations................................................10

                          PART II -- OTHER INFORMATION
                          ----------------------------

Item 1.  Legal Proceedings....................................................20

Item 2.  Changes in Securities................................................20

Item 3.  Defaults upon Senior Securities......................................20

Item 4.  Submission of Matters to a Vote of Security Holders..................20

Item 5.  Other Information....................................................20

Item 6.  Exhibits and Reports on Form 8-K.....................................20

Signatures....................................................................21

ITEM 1.  FINANCIAL STATEMENTS

MSB BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
        (UNAUDITED)
(In thousands except shares and per share amounts)

                                                                                SEPTEMBER 30,          December 31,
                                                                                    1996                   1995
                                                                              ---------------         -------------

ASSETS
  Cash and due from banks................................................     $    21,747             $    15,862
  Federal funds sold.....................................................             400                  10,952
  Securities available for sale..........................................          52,844                  75,580
  Mortgage-backed securities available for sale..........................         381,893                  49,775
  Loans, net.............................................................         326,796                 280,512
  Premises and equipment, net............................................          15,241                  12,420
  Accrued interest receivable............................................           5,271                   3,219
  Investments in real estate.............................................             940                     806
  Goodwill...............................................................          33,713                   1,609
  Other assets...........................................................           9,410                   3,391
                                                                              -----------             -----------
        Total assets.....................................................     $   848,255             $   454,126
                                                                              ===========             ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
  Liabilities
    Deposits.............................................................     $   748,470             $   388,944
    Mortgagors' escrow deposits..........................................           1,495                   1,839
    Accrued expenses and other liabilities...............................          17,703                  18,605
    Borrowings...........................................................          12,100                      --
    ESOP obligations.....................................................             519                     742
                                                                              -----------             -----------
        Total liabilities................................................         780,287                 410,130
                                                                              -----------             -----------
  Stockholders' Equity
   Preferred stock ($.01 par value; 1,000,000 shares authorized; 600,000 shares issued at September 30, 1996 and none issued at December 31,
     1995)...............................................................               6                      --
   Common stock ($.01 par value; 5,000,000
     shares authorized; 3,045,000 shares issued
     at September 30, 1996 and 1,840,000 shares issued
     at December 31, 1995)...............................................              30                      18
   Additional paid-in capital............................................          48,211                  16,198
   Retained earnings.....................................................          31,614                  33,110
   Treasury stock, at cost (211,064 shares and 212,064 shares at
     September 30, 1996 and December 31, 1995, respectively).............          (4,137)                 (4,157)
   Unallocated ESOP stock................................................            (519)                   (742)
   Unallocated BRP stock.................................................            (205)                   (303)
   Net unrealized loss on securities available for sale..................          (7,032)                   (128)
                                                                              -----------             -----------
        Total stockholders' equity.......................................          67,968                  43,996
                                                                              -----------             -----------
        Total liabilities and stockholders' equity.......................     $   848,255             $   454,126
                                                                              ===========             ===========


See accompanying notes to the unaudited consolidated financial statements.

MSB BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME
              (UNAUDITED)
(In thousands except shares and per share amounts)

                                                             FOR THE QUARTER ENDED          For the Nine Months Ended
                                                                 SEPTEMBER 30,                    SEPTEMBER 30,
                                                       -------------------------------- ---------------------------------
                                                            1996             1995            1996             1995
                                                       --------------   --------------  --------------   ----------------

INTEREST INCOME
  Mortgage loans......................................   $    5,816           $4,802      $   16,369       $   13,465
  Other loans.........................................          567              350           1,553              907
  Mortgage-backed securities..........................        6,527            1,002          18,433            2,489
  Securities..........................................          892            1,517           3,334            4,045
  Federal funds sold..................................           51              200           1,029              549
                                                         ----------       ----------      ----------       ----------
        Total interest income.........................       13,853            7,871          40,718           21,455

INTEREST EXPENSE
  Interest on deposits................................        7,755            3,588          22,982           10,171
  Interest on borrowings..............................           18              667              18            1,034
  Interest on ESOP obligation.........................           12               19              41               64
                                                         ----------       ----------      ----------       ----------
        Total interest expense........................        7,785            4,274          23,041           11,269
  Net interest income.................................        6,068            3,597          17,677           10,186
  Provision for loan losses...........................          400              128             970              323
                                                         ----------       ----------      ----------       ----------
  Net interest income after provision for loan losses.        5,668            3,469          16,707            9,863

NON-INTEREST INCOME
  Service charges on deposits.........................          663              416           1,885            1,275
  Service fees........................................          307              138             895              388
  Net realized gains (losses) on securities...........          (48)              22             (31)            (157)
  Realized gains on mortgage sales....................           40                6             111               31
  Other non-interest income...........................            2               28               7               28
                                                         ----------       ----------      ----------       ----------
        Total non-interest income.....................          964              610           2,867            1,565

NON-INTEREST EXPENSE
  Salaries and employee benefits......................        2,106            1,455           6,284            4,207
  Occupancy and equipment.............................          801              618           2,333            1,791
  Federal deposit insurance premiums..................          264               (1)            741              403
  Other non-interest expense..........................        2,042              678           6,205            1,978
  SAIF recapitalization assessment....................        2,925                -           2,925                -
                                                         ----------       ----------      ----------       ----------
        Total non-interest expense....................        8,138            2,750          18,488            8,379
                                                         ----------       ----------      ----------       ----------

  Income before income taxes..........................       (1,506)           1,329           1,086            3,049
  Income tax expense..................................         (648)             593             440            1,295
                                                         ----------       ----------      ----------       ----------
  Net income..........................................   $     (858)      $      736      $      646       $    1,754
                                                         ==========       ==========      ==========       ==========
  Earnings per share .................................   $    (0.40)      $     0.44      $    (0.06)      $     1.03
  Weighted average shares outstanding.................    2,833,936        1,680,029       2,808,124        1,702,449
                                                         ==========       ==========      ==========       ==========


See accompanying notes to the unaudited consolidated financial statements.

MSB BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
              (UNAUDITED)
              (In thousands)

                                                                                     FOR THE NINE MONTHS ENDED
                                                                                           SEPTEMBER 30,
                                                                               -------------------------------------
                                                                                    1996                    1995
                                                                               --------------         --------------

OPERATING ACTIVITIES
  Net income.............................................................      $      646                $    1,754
  Adjustments to reconcile net income to net
   cash provided by operating activities:
  Realized losses on securities..........................................              31                       157
  Realized gain on sale of mortgage loans................................            (111)                      (31)
  Amortization of premiums/discounts on securities.......................             872                         8
  Proceeds from the sale of student loans................................           1,149                     1,344
  Origination of mortgage loans held for sale............................          (7,909)                   (4,382)
  Proceeds from the sale of mortgage loans...............................           8,562                     4,217
  Amortization of net deferred loan origination fees.....................            (137)                     (249)
  Depreciation and amortization..........................................             932                       694
  Provisions for loan losses.............................................             970                       323
  Writedowns on real estate..............................................             171                       106
  Goodwill amortization..................................................           2,596                        92
  Increase in accrued interest receivable................................          (2,052)                     (761)
  Increase in accrued interest payable...................................              13                       878
  Decrease in prepaid expenses and other assets..........................             434                     3,093
  Increase (decrease) in accrued expenses and
   other liabilities.....................................................            (776)                      123
  Net change in Federal and State income tax
   payables and receivables..............................................          (1,280)                    1,247
  Deferred income taxes..................................................            (479)                     (126)
  Other..................................................................            (454)                       87
                                                                               ----------                ----------
    Net cash provided by operating activities............................      $    3,178                $    8,574
                                                                               ----------                ----------

 INVESTING ACTIVITIES
  Net (increase) decrease in loans.......................................      $  (49,379)               $  (36,723)
  Maturities and redemption of debt securities...........................          14,142                    16,450
  Purchases of securities available for sale.............................         (25,391)                  (42,616)
  Proceeds from the sale of securities available for sale................          31,802                    23,493
  Purchases of mortgage-backed securities available for sale.............        (383,209)                  (29,674)
  Proceeds from the sale of mortgage-backed securities
   available for sale....................................................          26,368                        --
  Repayments of mortgage-backed securities available for sale............          14,365                     5,394
  Repayments of asset backed securities..................................             143                       589
  Proceeds from the sale of real estate owned, net.......................             343                       241
  Purchases of property and equipment....................................          (3,980)                   (1,590)
  Cash received in branch acquisition....................................         380,299                        --
                                                                               ----------                ----------
    Net cash provided by (used in) investing activities..................      $    5,503                $  (64,436)
                                                                               ----------                ----------

MSB BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
              (UNAUDITED)
              (In thousands)

                                                                                            FOR THE NINE MONTHS ENDED
                                                                                                  SEPTEMBER 30,
                                                                                      -------------------------------------
                                                                                             1996               1995
                                                                                      ----------------    -----------------

FINANCING ACTIVITIES
  Net change in deposits .........................................................     $      (55,321)    $       11,950
  Proceeds from borrowings .......................................................             12,100             38,840
  Net increase (decrease) in mortgagors' escrow deposits .........................               (344)               224
  Repayment of ESOP loan .........................................................               (223)              (164)
  Proceeds from the sale of stock ................................................             32,078                 --
  Payment of common stock dividends ..............................................             (1,678)              (712)
  Purchase of treasury stock .....................................................                 --             (1,790)
  Proceeds from the exercise of stock options ....................................                 40                182
                                                                                       --------------     --------------
        Net cash provided by (used in) financing activities ......................     $      (13,348)    $       48,530

  Decrease in cash and cash equivalents .........m................................     $       (4,667)    $       (7,332)
  Cash and cash equivalents at beginning of period ...............................             26,814             22,445
                                                                                       --------------     --------------
  Cash and cash equivalents at end of period .....................................     $       22,147     $       15,113
                                                                                       ==============     ==============

SUPPLEMENTAL INFORMATION
  Interest paid on deposits ......................................................     $       22,969     $       10,171
  Income taxes paid  .............................................................     $        2,203     $          237

  Non-cash transactions:
   Transfer of balances from loans receivable to real
     estate owned ...............................................................      $          778     $          693


See accompanying notes to the unaudited consolidated financial statements.

MSB BANCORP, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.       Basis of Presentation

         In September, 1992, MSB Bancorp, Inc. (the "Company") completed the issuance of 1,840,000 shares of common stock in connection with the conversion of Middletown Savings Bank (previous name of MSB Bank) (the "Bank") from a mutual to a stock savings bank (the "Conversion"). Concurrent with the Conversion, the Company acquired all of the Bank's common stock.

         On January 10, 1996, the Company sold 1,100,000 shares of common stock at $18.00 per share and 600,000 shares of its 8.75% Cumulative Convertible Preferred Stock, Series A (""Series A Preferred Stock") at $21.60 per share. On February 7, 1996, the Company sold an additional 105,000 shares of Common Stock pursuant to the underwriters' exercise of their overallotment option. The issuance and sale of the shares of Common Stock and Preferred Stock on January 10 and February 7 are hereinafter, collectively, referred to as the "Offering." Net proceeds from the Offering amounted to $32.1 million. The purpose of the Offering was to raise a significant portion of the additional capital necessary to permit the Bank to qualify as "adequately capitalized" for regulatory capital purposes immediately following the consummation of the acquisition of certain branches of First Nationwide Bank, A Federal Savings Bank ("First Nationwide").

         The Bank entered into an Asset Purchase and Sale Agreement dated as of September 29, 1995 (as amended, the "First Nationwide Agreement") with First Nationwide for the acquisition of certain assets and the assumption of certain liabilities relating to eight First Nationwide branch offices located in Carmel, Liberty, Mahopac, Monticello, Port Jervis, Spring Valley, Warwick and Washingtonville, New York (the "First Nationwide Branches"). The closing took place on January 12, 1996 (the "Closing Date"), whereupon the Bank assumed the deposits (the "Acquired Deposits") of the First Nationwide Branches other than the Spring Valley, New York branch (the "Spring Valley Branch") and paid First Nationwide a premium of 8.0% on the Acquired Deposits (and on the accrued interest thereon) (the acquisition of the First Nationwide Branches other than the Spring Valley Branch being hereinafter referred to as the "Acquisition," and the First Nationwide Branches other than the Spring Valley Branch being hereinafter referred to as the "Acquired Branches"). The First Nationwide Agreement was amended to provide for the purchase of the Spring Valley Branch by the Bank from First Nationwide concurrent with the sale of such branch by the Bank to Provident Savings Bank, F.A. ("Provident"), pursuant to an Asset Purchase and Sale Agreement (as amended, the "Spring Valley Agreement") between the Bank and Provident. Pursuant to the First Nationwide Agreement, the Bank paid First Nationwide a premium of 8.0% on the deposits of the Spring Valley Branch (and on the accrued interest thereon). The Spring Valley Agreement provided for the sale of certain assets by the Bank and the assumption of certain liabilities by Provident (the "Branch Disposition") relating to the Spring Valley Branch. The closing under the Spring Valley Agreement took place on March 22, 1996, whereupon Provident assumed the deposits of the Spring Valley Branch and paid the Bank a premium of 7.05% on such deposits (and on the accrued interest thereon). The Company believes that the 7.05% premium paid by Provident to the Bank as compared to the 8.0% premium paid by the Bank to First Nationwide is reasonable given the more limited strategic importance to the Bank of the Spring Valley Branch relative to the Acquired Branches and considering that the Spring Valley Branch has a higher cost of funds than the Acquired Branches. The Branch Disposition will allow the Bank to focus on its market area of Orange, Putnam and Sullivan counties in New York.

         On January 12, 1996, the Acquired Deposits totaled $414.8 million. In addition, the Bank acquired certain assets related to the Acquired Branches, including branch facilities and fixed operating assets associated with the Acquired Branches (the "First Nationwide Assets") at a purchase price of approximately $2.9 million, and certain savings account and overdraft loans (the "First Nationwide Loans"), which totaled $1.0 million at January 12, 1996, at face value.

         On October 27, 1995, the Bank converted from a New York state-chartered savings bank to a federal savings bank in order to facilitate the Acquisition as well as future expansion. In addition, the Bank changed its name to MSB Bank. As a consequence of the conversion of the Bank to a federal savings bank, the Company became a savings and loan holding company subject to the regulation, examination and supervision of the Office of Thrift Supervision (the "OTS"). Prior to this conversion, the Company was a bank holding company subject to the regulation, examination and supervision of the Federal Reserve Board ("FRB").

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

2.       Earnings Per Share

         Primary earnings per common share is calculated based upon the weighted average common shares outstanding adjusted for common stock equivalents that have a dilutive effect on the per share data. Earnings for the purpose of computing primary earnings per share consists of net income for the period less preferred stock dividends. Common stock equivalents include stock options that have a dilutive effect on earnings per common share. During the first quarter of 1996, the Company sold 600,000 shares of Series A Preferred Stock in the Offering. This stock is not considered a common stock equivalent but is used in the calculation of fully diluted earnings per share. Since the Series A Preferred Stock has an antidilutive effect on earnings per share for the quarter and nine months ended September 30, 1996, it has not been incorporated in the calculation; fully diluted and primary earnings per share are the same.

3.       Allowance for Loan Losses

         At September 30, 1996, the total recorded investment in impaired loans was $2.2 million, which consisted of $549,000 of loans that are potential problem loans and $1.6 million of loans that are in non-accrual status. At September 30, 1996, all impaired loans were commercial mortgage loans that were measured with reference to the appraised value of the collateral property. At September 30, 1996, there was no allowance related to impaired loans. Interest income recognized on impaired loans was not significant for the quarter and nine months ended September 30, 1996.

         The allowance for loan losses is increased by a provision charged to operations and decreased by charge-offs (net of recoveries). Loans are charged off when, in the opinion of management, the recorded investment in the loan is uncollectible. Management's periodic evaluation of the adequacy of the allowance considers factors such as the Bank's past loan experience, known and inherent risks in the portfolio, adverse situations that may affect the borrowers' ability to repay, estimated value of any underlying collateral and current and prospective economic conditions. Management believes that the allowance for loan losses is adequate. While management estimates loan losses using the best available information, such as independent appraisals for significant collateral properties, no assurance can be made that future adjustments to the allowance will not be necessary based on changes in economic and real estate market conditions, further information obtained regarding known problem loans, identification of additional problem loans and other factors, both within and outside of management's control.

         Activity in the allowance for loan losses for the periods indicated is summarized as follows:

                                            FOR THE QUARTER ENDED                NINE MONTHS ENDED            YEAR ENDED
                                                SEPTEMBER 30,                      SEPTEMBER 30,             DECEMBER 31,
                                     ---------------------------------- ---------------------------------- --------------
                                           1996              1995             1996              1995             1995
                                     --------------    --------------   --------------    --------------   --------------

Balance at beginning of period......       $  1,556          $  1,417         $  1,659          $  1,459         $  1,459
Provision for loan losses...........            400               128              970               323              483
LOANS CHARGED OFF
       Real estate..................            175                43              497               233              234
       Other loans..................              6                13              367                69               73
                                           --------          --------         --------          --------         --------
Total loans charged off.............            181                56              864               302              307
                                           --------          --------         --------          --------         --------
RECOVERIES
       Real estate..................             --                --                1                 2                2
       Other loans..................              7                 1               16                 8               22
                                           --------          --------         --------          --------         --------
       Total recoveries.............              7                 1               17                10               24
                                           --------          --------         --------          --------         --------
       Net charge-offs..............            174                55              847               292              283
                                           --------          --------         --------          --------         --------
Balance at end of period............       $  1,782          $  1,490         $  1,782          $  1,490         $  1,659
                                           ========          ========         ========          ========         ========
Ratio of net charge-offs to average
net loans outstanding (annualized)..           0.22%             0.08%            0.38%             0.16%            0.11%
                                           ========          ========         ========          ========         ========

4.       Legal Proceedings

         Except as described below, the Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Such routine legal proceedings in the aggregate are believed by management to be immaterial to the Company's financial condition and results of operations.

         The Company and its directors are defendants in a lawsuit, POHLI V. MSB BANCORP, INC. ET AL., commenced by a stockholder in the Delaware Court of Chancery, New Castle County, on or about November 7, 1995. The plaintiff, purporting to represent a class consisting of all stockholders except the stockholder defendants and those affiliated with the stockholder defendants, alleges that the defendant directors have breached and continue to breach their fiduciary duties to stockholders by, among other things, failing to give due consideration to proposals to acquire the Company or its assets, for failing to maximize stockholder value and for failing to disclose all material facts to stockholders. The plaintiff, on behalf of the purported class, seeks unspecified money damages and an affirmative injunction directing the director defendants to consider and negotiate all bona fide offers or proposals to acquire the Company. On December 4, 1995, the Company filed an answer denying all of the substantive allegations contained in the complaint and seeking, among other things, an order dismissing the complaint with prejudice. This action has been dormant. No discovery requests have been served by the plaintiffs. The Company intends to vigorously contest the allegations of wrongdoing in this action.

         The Company and its directors are defendants in a lawsuit, KAHN BROTHERS & CO., INC. ET AL. V. MSB BANCORP, INC. ET AL., commenced by stockholders in the Delaware Court of Chancery, New Castle County, on or about November 22, 1995. The plaintiffs, who own in excess of 5% of the outstanding shares of the Common Stock and purport to represent a class consisting of all stockholders except the stockholder defendants, allege that the defendant directors breached their duty of care by failing to become fully informed about the proposals of HUBCO, Inc. ("HUBCO"); breached their duty of disclosure to stockholders by not notifying the public or the Company's stockholders of HUBCO's proposals; and breached their duty of good faith and fair representation by, among other things, not investigating whether the Acquisition constituted a reasonable alternative for building stockholder value. The plaintiffs further allege that the Company's offering of Common Stock in connection with the Acquisition (the "Common Stock Offering") was not intended to enhance stockholder value, but rather was for the purpose of diluting the ownership and voting strength of existing stockholders and further entrenching existing management and the Board. The plaintiffs sought to enjoin the Common Stock Offering and are also seeking damages equal to the difference between the market price of the Common Stock on September 7, 1995, and $35 (approximately $14,989,000 in the aggregate) or, in the alternative, the difference between the market price of the Common Stock on October 26, 1995, and $25 (approximately $7,394,000 in the aggregate), including interest and attorneys' and other professional fees. In connection with this action, plaintiffs filed a motion seeking expedited discovery and scheduling. On December 6, 1995, in response to the plaintiffs' motion for expedited proceedings, which was treated by the court as an application for a temporary restraining order with respect to the Common Stock Offering, the court denied the plaintiffs' application for such order. On December 12, 1995, the court denied the plaintiffs' motion for reargument. On December 18, 1995, the Company filed an answer denying all of the substantive allegations in the complaint and seeking, among other things, an order dismissing the complaint with prejudice. Plaintiffs amended their complaint to include allegations relating to an unsolicited merger proposal received by the Company from the First Empire State Corporation ("First Empire") on December 28, 1995. Specifically, the amended complaint alleges, among other things, that the Company's Board of Directors, in breach of its duties of care, loyalty and disclosure, relied on the advice of Bear, Stearns & Co. Inc. ("Bear Stearns"), the Company's financial advisor and underwriter for the Offering, knowing that Bear Stearns could not render independent financial advice regarding the First Empire proposal. The plaintiffs are seeking alternative damages based on these allegations in an amount equal to the difference between the market price of the Common Stock on December 28, 1995 and $26 (approximately $11,560,000 in the aggregate). The Company filed its amended answer on February 1, 1996 denying all of the substantive allegations in the amended complaint and seeking, among other things, an order dismissing the amended complaint with prejudice. The parties have engaged in substantial written discovery and plaintiffs have requested the depositions of certain of the director defendants. The Company intends to continue to vigorously contest the allegations of wrongdoing in this action.

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

         On January 10, 1996, the Company sold 1,100,000 shares of Common Stock at $18.00 per share and 600,000 shares of its Series A Preferred Stock at $21.60 per share. On February 7, 1996, the Company sold an additional 105,000 shares of Common Stock pursuant to the underwriters' exercise of their overallotment option. The issuance and sale of the shares of Common Stock and Series A Preferred Stock on January 10 and February 7 are hereinafter referred to, collectively, as the "Offering." Net proceeds from the Offering amounted to approximately $32.1 million. The purpose of the Offering was to raise a significant portion of the additional capital necessary to permit the Bank to qualify as "adequately capitalized" for regulatory capital purposes immediately following the acquisition of seven branches (the "Acquired Branches") from First Nationwide Bank, A Federal Savings Bank ("First Nationwide"), in January, 1996 (the "Acquisition").

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

         The following tables set forth information relating to the Company's balance sheet and statements of income for the quarters and nine months ended September 30, 1996 and 1995, respectively, and reflect the average yield (not on a tax equivalent basis) on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. The average balances of securities available for sale and trading securities are calculated based on amortized cost. The yields and costs include fees, which are considered adjustments to yields.

                                                                   FOR THE QUARTER ENDED SEPTEMBER 30,
                                                                                     1996
                                                    -----------------------------------------------------------------------
                                                                                                              AVERAGE
                                                           AVERAGE                                             YIELD/
                                                           BALANCE                INTEREST                     COST
                                                    ------------------       ------------------          ------------------
                                                                             (DOLLARS IN THOUSANDS)
ASSETS:
  Interest-earning assets:
    Mortgage loans, net(1).......................        $ 291,912              $   5,816                      7.93%
    Other loans(1)...............................           20,123                    567                     11.21
    Mortgage-backed securities(2)................          396,285                  6,527                      6.55
    Other securities(3)..........................           56,558                    892                      6.27
    Federal funds, overnight.....................            3,590                     51                      5.65
                                                         ---------              ---------                 ---------
    Total interest-earning assets................          768,468                 13,853                      7.17
  Non-interest earning assets....................           65,608
                                                         ---------
    Total assets.................................        $ 834,076
                                                         =========

LIABILITIES AND RETAINED EARNINGS:
  Interest-bearing liabilities:
    Deposits:
      Savings accounts...........................        $ 206,241                  1,637                      3.16
      Super NOW accounts.........................           41,869                    202                      1.92
      Money market accounts......................           50,348                    523                      4.13
      Time deposits..............................          406,170                  5,393                      5.28
      Borrowings.................................            1,466                     18                      4.88
    ESOP obligation..............................              584                     12                      8.17
                                                         ---------              ---------                 ---------
    Total interest-bearing liabilities...........          706,678                  7,785                      4.38
  Other liabilities..............................           58,033
                                                         ---------
       Total liabilities.........................          764,711
  Retained earnings..............................           69,365
                                                         ---------
       Total liabilities and retained earnings...        $ 834,076
                                                         =========
  Net interest income/interest rate spread(4)....                               $   6,068                      2.79%
                                                                                =========                 =========
  Net interest earning assets/net
   interest margin(5)............................        $  61,790                                             3.14%
                                                         =========                                        =========
  Ratio of interest-earning assets
   to interest-bearing liabilities...............                                                              1.09x
                                                                                                          =========

                                                                   FOR THE QUARTER ENDED SEPTEMBER 30,
                                                                                  1995
                                                    -----------------------------------------------------------------------
                                                                                                              AVERAGE
                                                           AVERAGE                                             YIELD/
                                                           BALANCE                INTEREST                      COST
                                                    ------------------       ------------------          ------------------
                                                                             (DOLLARS IN THOUSANDS)
ASSETS:
  Interest-earning assets:
    Mortgage loans, net(1).......................        $ 245,785              $   4,802                      7.75%
    Other loans(1)...............................           13,038                    350                     10.65
    Mortgage-backed securities(2)................           69,333                  1,002                      5.73
    Other securities(3)..........................           95,915                  1,517                      6.27
    Federal funds, overnight.....................           14,181                    200                      5.60
                                                         ---------              ---------                 ---------
    Total interest-earning assets................          438,252                  7,871                      7.13
  Non-interest earning assets....................           25,927
                                                         ---------
    Total assets.................................        $ 464,179
                                                         =========

LIABILITIES AND RETAINED EARNINGS:
  Interest-bearing liabilities:
    Deposits:
      Savings accounts...........................        $ 130,668                    983                      2.98
      Super NOW accounts.........................           14,407                     71                      1.96
      Money market accounts......................           38,562                    309                      3.18
      Time deposits..............................          157,623                  2,225                      5.60
      Borrowings.................................           41,936                    667                      6.31
    ESOP obligation..............................              892                     19                      8.45
                                                         ---------              ---------                 ---------
    Total interest-bearing liabilities...........          384,088                  4,274                      4.41
  Other liabilities..............................           37,460
                                                         ---------
       Total liabilities.........................          421,548
  Retained earnings..............................           42,631
                                                         ---------
       Total liabilities and retained earnings...        $ 464,179
                                                         =========
  Net interest income/interest rate spread(4)....                               $   3,597                      2.72%
                                                                                =========                 =========
  Net interest earning assets/net
   interest margin(5)............................        $  54,164                                             3.26%
                                                         =========                                        =========
  Ratio of interest-earning assets
   to interest-bearing liabilities...............                                                              1.14x
                                                                                                          =========

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

                                                                   FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                                                                     1996
                                                    -----------------------------------------------------------------------
                                                                                                              AVERAGE
                                                         AVERAGE                                               YIELD/
                                                         BALANCE                  INTEREST                      COST
                                                    ------------------       ------------------          ------------------
                                                                             (DOLLARS IN THOUSANDS)
ASSETS:
  Interest-earning assets:
    Mortgage loans, net(1).....................          $ 276,603              $  16,369                      7.90%
    Other loans(1).............................             19,008                  1,553                     10.91
    Mortgage-backed securities(2)..............            374,829                 18,433                      6.57
    Other securities(3)........................             70,033                  3,334                      6.36
    Federal funds, overnight...................             29,144                  1,029                      4.72
                                                         ---------              ---------                 ---------
    Total interest-earning assets..............            769,617                 40,718                      7.07
  Non-interest earning assets..................             67,696
                                                         ---------
    Total assets...............................          $ 837,313
                                                         =========

LIABILITIES AND RETAINED EARNINGS:
  Interest-bearing liabilities:
    Deposits:
      Savings accounts.........................          $ 203,490                  4,585                      3.01
      Super NOW accounts.......................             41,610                    600                      1.93
      Money market accounts....................             50,076                  1,296                      3.46
      Time deposits............................            409,025                 16,501                      5.39
     Borrowings................................                492                     18                      4.89
     ESOP obligation...........................                655                     41                      8.36
                                                         ---------              ---------                 ---------
    Total interest-bearing liabilities.........            705,348                 23,041                      4.36
  Other liabilities............................             61,442
                                                         ---------
       Total liabilities.......................            766,790
  Retained earnings............................             70,523
                                                         ---------
       Total liabilities and retained earnings.          $ 837,313
                                                         =========
  Net interest income/
   interest rate spread(4).....................                                 $  17,677                      2.70%
                                                                                =========                 =========
  Net interest earning assets/net
   interest margin(5)..........................          $  64,269                                             3.07%
                                                         =========                                        =========
  Ratio of interest-earning assets
   to interest-bearing liabilities.............                                                                1.09x
                                                                                                          =========

                                                                   FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                                                                     1995
                                                    -----------------------------------------------------------------------
                                                                                                              AVERAGE
                                                         AVERAGE                                               YIELD/
                                                         BALANCE                  INTEREST                      COST
                                                    ------------------       ------------------          ------------------
                                                                             (DOLLARS IN THOUSANDS)
ASSETS:
  Interest-earning assets:
    Mortgage loans, net(1).......................        $ 236,562              $  13,465                      7.61%
    Other loans(1)...............................           12,054                    907                     10.06
    Mortgage-backed securities(2)................           59,417                  2,489                      5.60
    Other securities(3)..........................           93,255                  4,045                      5.80
    Federal funds, overnight.....................           12,674                    549                      5.79
                                                         ---------              ---------                 ---------
    Total interest-earning assets................          413,962                 21,455                      6.93
  Non-interest earning assets....................           23,319
                                                         ---------
    Total assets.................................        $ 437,281
                                                         =========

LIABILITIES AND RETAINED EARNINGS:
  Interest-bearing liabilities:
    Deposits:
      Savings accounts...........................        $ 132,629                  2,968                      2.99
      Super NOW accounts.........................           14,493                    203                      1.87
      Money market accounts......................           39,818                  1,079                      3.62
      Time deposits..............................          147,695                  5,921                      5.36
      Borrowings.................................           21,792                  1,034                      6.34
    ESOP obligation..............................              960                     64                      8.91
                                                         ---------              ---------                 ---------
    Total interest-bearing liabilities...........          357,387                 11,269                      4.22
  Other liabilities..............................           38,452
                                                         ---------
       Total liabilities.........................          395,839
  Retained earnings..............................           41,442
                                                         ---------
       Total liabilities and retained earnings...        $ 437,281
                                                         =========
  Net interest income/interest rate spread(4)....                               $  10,186                      2.71%
                                                                                =========                 =========
  Net interest earning assets/net
   interest margin(5)............................        $  56,575                                             3.29%
                                                         =========                                        =========
  Ratio of interest-earning assets
   to interest-bearing liabilities...............                                                              1.16x
                                                                                                          =========

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

FINANCIAL CONDITION

         The Company's total assets amounted to $848.3 million at September 30, 1996 as compared to $454.1 million at December 31, 1995. Securities and mortgage-backed securities available for sale increased by $309.4 million to $434.7 million at September 30, 1996, and goodwill increased $32.4 million to $34.0 million at such date. Loans, net increased $46.3 million to $326.8 million at September 30, 1996. Deposits totaled $748.5 million at September 30, 1996 as compared to $388.9 million at December 31, 1995. The increases in total assets, securities and mortgage-backed securities, goodwill and deposits resulted primarily from the Acquisition and the Offering, which closed during the first quarter of 1996. In connection with the Acquisition, the Bank assumed approximately $414.8 million in deposits. At the time the Company planned the Acquisition, it anticipated a deposit run-off rate of 10.0%. At September 30, 1996, the actual run-off rate was 12.6%. The Company believes that the increase in the run-off rate is due not only to the transition, but also to the general disintermediation that the banking industry is experiencing.

         Total stockholders' equity increased to $68.0 million at September 30, 1996, from $44.0 million at December 31, 1995, due to the net proceeds of the Offering, offset by a $6.9 million increase in the net unrealized loss on securities available for sale. The Bank's Tier 1 leverage capital ratio at September 30, 1996 was 5.2%, and the Company's tangible book value per share increased to $12.02 (excluding the net unrealized losses on securities available for sale) from $11.67 at January 12, 1996, the closing date of the Acquisition.

COMPARISON OF RESULTS OF OPERATIONS

         GENERAL. For the third quarter of 1996, the Company reported a net loss of $858,000 as compared to net income of $736,000 for the third quarter of 1995. For the nine months ended September 30, 1996, net income amounted to $646,000 as compared to $1.8 million for the same period in 1995.

         NET INTEREST INCOME. Net interest income for the quarter ended September 30, 1996 amounted to $6.1 million as compared to $3.6 million for the third quarter in 1995. The increase in net interest income is due primarily to the Acquisition as the average balance of net interest-earning assets increased to $61.8 million from $54.2 million for the same period in 1995. The interest rate spread increased 7 basis points to 2.79% during the third quarter of 1996 as compared to 2.72% for the third quarter of 1995. The Company's net interest margin was 3.14% and 3.26% for the quarters ended September 30, 1996 and 1995, respectively.

         For the nine months ended September 30, 1996, net interest income amounted to $17.7 million as compared to $10.2 million for the same period in the prior year. The average balances of net interest-earning assets increased $7.7 million to $64.3 million during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. The Company's interest rate spread and net interest margin were 2.70% and 3.07%, respectively, for the nine months ended September 30, 1996 as compared to 2.71% and 3.29%, respectively, for the nine months ended September 30, 1995. The decreases in interest rate spread and net interest margin were due primarily to the Acquisition. The proceeds from the Acquisition were invested in securities which, in the aggregate, yield less than the Bank's loan portfolio. The purchases of these securities were not completed until the last week of January 1996; until such time they earned interest at the Federal funds rate of 5.25%. As a result, the Company earned a minimal interest rate spread on the Acquired Deposits during that time. In addition, 68.5% of the Acquired Deposits were time deposits with an average cost of 5.90%.

         INTEREST INCOME. Interest income in the third quarter of 1996 totaled $13.9 million as compared to $7.9 million for the third quarter of 1995. Average interest-earning assets increased $330.2 million to $768.5 million in the third quarter of 1996 as compared to the third quarter of 1995. The average yields on interest-earning assets were 7.17% and 7.13% for the quarters ended September 30, 1996 and 1995, respectively.

         For the nine months ended September 30, 1996, interest income amounted to $40.7 million as compared to $21.5 million for the same period in 1995. Average interest-earning assets increased $355.7 million to $769.6 million for the nine months ended September 30, 1996, and the average yield earned increased 14 basis points to 7.07% as compared to 6.93% for the nine months ended September 30, 1995.

         Interest income on mortgage loans amounted to $5.8 million during the third quarter of 1996 as compared to $4.8 million for the third quarter of 1995, an increase of $1.0 million or 21.1%. The average balance of mortgage loans increased $46.1 million or 18.8% to $291.9 million in the third quarter of 1996 as compared to $245.8 million for the third quarter of 1995. The average yields earned on mortgage loans were 7.93% and 7.75% for the third quarters of 1996 and 1995, respectively. For the nine months ended September 30, 1996, interest income on mortgage loans totaled $16.4 million as compared to $13.5 for the same period in 1995. The average balance of mortgage loans increased to $276.6 million for the nine months ended September 30, 1996 as compared to $236.6 million for the same period in 1995. The average yield earned on mortgage loans for the nine months ended September 30, 1996 was 7.90% as compared to 7.61% for the same period in 1995. The growth in the average balance of mortgage loans was due primarily to improved demand for the Bank's adjustable-rate mortgage loans ("ARMs"). In addition, the increase in the average yield earned was due primarily to higher rates offered on ARMs in 1996. The Bank's ARMs are primarily 5-year fixed rates loans that convert to 1-year ARMs after the initial 5-year period.

         Interest income on other loans increased $217,000 or 62.0% to $567,000 during the third quarter of 1996 as compared to $350,000 for the third quarter of 1995. The average balance of other loans increased $7.1 million or 54.3% to $20.1 million for the third quarter of 1996, and the yield earned on those loans increased 56 basis points to 11.21%. For the nine months ended September 30, 1996, interest income on other loans totaled $1.6 million as compared to $907,000 for the same period in 1995. The average balance of other loans increased $7.0 million to $19.0 million for the nine months ended September 30, 1996, as compared to $12.1 million for the nine months ended September 30, 1995. The average yield on other loans increased 85 basis points to 10.91% for the nine months ended September 30, 1996 as compared to 10.06% for the same period in 1995. The increase in the average balances of other loans is due to certain consumer loans acquired in the Acquisition and management's strategy to increase the commercial loan portfolio in order to increase the Company's interest rate spread.

         Interest income on mortgage-backed securities totaled $6.5 million for the third quarter of 1996, an increase of $5.5 million over the $1.0 million earned in the third quarter of 1995. This increase is due primarily to a $327.0 million increase in the average balance of mortgage-backed securities to $396.3 million. In addition, the average yield earned on mortgage-backed securities increased 82 basis points to 6.55% during the third quarter of 1996 as compared to the same period in 1995. For the nine months ended September 30, 1996, interest income on mortgage-backed securities totaled $18.4 million as compared to $2.5 million for the nine months ended September 30, 1995. For the nine months ended September 30, 1996, the average balance of and yield earned on mortgage-backed securities were $374.8 million and 6.57%, respectively, as compared to $59.4 million and 5.60%, respectively for the nine months ended September 30, 1995. The increases in the average balances of mortgage-backed securities during 1996 are a result of the investment of proceeds from the Acquisition and Offering, which totaled $409.6 million.

         Interest income on other securities amounted to $892,000 during the third quarter of 1996, a decrease of $625,000 or 41.2% from the $1.5 million earned during the third quarter of 1995. This decrease is due primarily to a $39.4 million decrease in the average balance of other securities to $56.6 million during the third quarter of 1996 as compared to the same period in 1995. The yield earned on other securities was the same for the respective quarters. For the nine months ended September 30, 1996, interest income on other securities totaled $3.3 million as compared to $4.0 million for the same period in the prior year. The average balance of other securities decreased $23.2 million or 24.9% to $70.0 million during the nine months ended September 30, 1996 as compared to $93.3 million for the comparable period in the prior year. For these same periods, the yields earned on other securities increased 56 basis points to 6.36%. The decreases in the average balances of other securities is a result of management's strategy to redeploy funds currently invested in securities into the loan portfolio. Loans typically provide the Company with greater yields than securities.

         INTEREST EXPENSE. Interest expense for the third quarter of 1996 totaled $7.8 million as compared to $4.3 million for the third quarter of 1995. The average balance of interest-bearing liabilities amounted to $706.7 million in the third quarter of 1996, as compared to $384.1 million for the same quarter in 1995. The average cost of these interest-bearing liabilities remained virtually unchanged for those periods. For the nine months ended September 30, 1996, interest expense amounted to $23.0 million as compared to $11.3 million for the same period in 1995. Average interest-bearing liabilities totaled $705.3 million during the 1996 period, representing a $348.0 million increase over average interest-bearing liabilities of $357.4 million for the nine months ended September 30, 1995. The average cost of these interest-bearing liabilities was 4.36% in the nine months ended September 30, 1996 as compared to 4.22% for the same period in 1995. The growth in interest-bearing liabilities is a result of the Acquisition. The Acquired Deposits totaled $414.8 million at January 12, 1996, the closing date of the Acquisition.

         Interest expense on savings accounts amounted to $1.6 million for the third quarter of 1996 as compared to $983,000 for the same quarter in 1995. The average balance of savings accounts increased $75.6 million or 57.8% to $206.2 million during the third quarter of 1996 as compared to $130.7 million for the comparable period in 1995. The average cost of savings accounts for those same periods increased 18 basis points to 3.16% for the third quarter of 1996 as compared to 2.98% for the third quarter of 1995. For the nine months ended September 30, 1996, interest expense on savings accounts totaled $4.6 million as compared to $3.0 million for the same period in 1995. During the nine months ended September 30, 1996, the average balance of savings accounts amounted to $203.5 million as compared to $132.6 million for the same period in 1995. The average costs of these deposits were 3.01% and 2.99% during the nine months ended September 30, 1996 and 1995, respectively. The increase in the average balances was as a result of the Acquisition.

         Interest expense on time deposits amounted to $5.4 million during the third quarter of 1996 and $2.2 million for the third quarter of 1995. The average balance of time deposits increased $248.5 million to $406.2 million in the third quarter of 1996 as compared to $157.6 million for the third quarter of 1995. The increase in the average balance was partially offset by a 32 basis point decrease in the average cost of time deposits to 5.28%. For the nine months ended September 30, 1996, interest expense on time deposits amounted to $16.5 million as compared to $5.9 million for the same period in the prior year. This increase in interest expense was due primarily to a $261.3 million increase in the average balance of time deposits to $409.0 million, resulting primarily from the Acquisition. In addition, the average rate paid on time deposits increased 3 basis points to 5.39% during the nine months ended September 30, 1996 as compared to an average rate of 5.36% for the same period in 1995.

         PROVISION FOR LOAN LOSSES. The provision for loan losses amounted to $400,000 for the third quarter of 1996 as compared to $128,000 for the third quarter of 1995. This increase is due primarily to an increase in net charge-offs to $174,000 for the third quarter of 1996 as compared to $55,000 for the same quarter in 1995 and also due to increases in the size of the loan portfolio. The increase in charge-offs during the third quarter of 1996 is due primarily to $175,000 in partial charge-offs related to one- to four-family mortgage loans in foreclosure. Non-performing loans (loans that are 90 days or more past due) amounted to $5.0 million or 1.53% of total loans at September 30, 1996 as compared to $3.0 million or 1.05% of total loans at December 31, 1995 and $2.1 million or 0.79% of total loans at September 30, 1995. Non-performing assets totaled $6.0 million or 0.70% of total assets, $3.8 million or 0.83% of total assets and $3.0 million or 0.66% of total assets at September 30, 1996, December 31, 1995 and September 30, 1995, respectively. The allowance for loan losses amounted to $1.8 million and $1.5 million at September 30, 1996 and 1995, respectively. At December 31, 1995, the allowance for loan losses amounted to $1.7 million.

         For the nine months ended September 30, 1996, the provision for loan losses amounted to $970,000 as compared to $323,000 for the same period in 1995. Net charge-offs totaled $847,000 for the nine months ended September 30, 1996 as compared to $292,000 for the same period in 1995. The increase in net charge-offs is due primarily to a $275,000 commercial loan charged off in the second quarter of 1996 and also due to $210,000 in net charge-offs in the first quarter of 1996 related to certain non-performing mortgage loans with respect to which the Bank decided, based on the condition of the underlying properties and other factors, not to pursue foreclosure proceedings.

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

         NON-INTEREST INCOME. Non-interest income increased $354,000 to $964,000 for the third quarter of 1996 as compared to $610,000 for the same quarter in 1995. Services charges on deposits increased to $663,000 in the third quarter of 1996 from $416,000 for the same period in 1995. Service fees increased $185,000 from the third quarter of 1995 to $323,000 for the third quarter of 1996. These increases are primarily a result of the Acquisition. Net realized losses on securities amounted to $48,000 for the third quarter of 1996 as compared to a net gain of $22,000 for the same period in 1995.

         For the nine months ended September 30, 1996, non-interest income amounted to $2.9 million as compared to $1.6 million for the same period in 1995. Service charges on deposits increased $610,000 or 47.8% to $1.9 million for the nine months ended September 30, 1996 as compared to $1.3 million for the same period in 1995. Service fees increased $507,000 to $895,000 for the nine months ended September 30, 1996 as compared to $388,000 for the same period in 1995. Net realized losses on securities amounted to $31,000 for the nine months ended September 30, 1996 as compared to a net loss of $157,000 for the same period in 1995. The increase in service charges on deposits for the nine-month period was offset by waived service charges on the Acquired Deposits until March 1, 1996. In addition, MSB waived $90,000 of additional service charges in limited circumstances for certain of the Acquired Deposits from March 1, 1996 to June 30, 1996, for various reasons related to the transition of accounts of First Nationwide to MSB. Although this has resulted in decreased fee income, management believes that waiving these service charges was important for customer retention.

         NON-INTEREST EXPENSE. Non-interest expense was $8.1 million for the third quarter of 1996, compared to $2.8 million for the same quarter in 1995. Included in non-interest expense for the third quarter of 1996 is a $2.9 million special assessment on SAIF assessable deposits. Salaries and employee benefits increased $651,000 during the third quarter of 1996 to $2.1 million as MSB added 69 full-time equivalent employees for the Acquired Branches, the Central Valley Branch, which was acquired in November, 1995 and MSB Travel. Occupancy and equipment amounted to $801,000 for the third quarter of 1996 as compared to $618,000 for the comparable quarter in the prior year. Other non-interest expense amounted to $2.0 million for the third quarter of 1996 as compared to $678,000 for the same period in 1995. This increase is due primarily to a $920,000 increase in goodwill amortization related to the Acquisition, $167,000 in legal expenses related to litigation and a $228,000 increase in printing, paper and ATM card production costs and the operating expenses of the Acquired Branches.

         For the nine months ended September 30, 1996, non-interest expense amounted to $18.5 million as compared to $8.4 million for the same period in 1995. For those same periods, salaries and employee benefits increased $2.1 million to $6.3 million and occupancy and equipment increased $542,000 to $2.3 million, in each case related primarily to the Acquisition. In addition, other non-interest expense increased $4.2 million to $6.2 million. Other non-interest expense for the nine months ended September 30, 1996 included $225,000 of non-recurring expenses related to the Acquisition. In addition, legal expenses increased $276,000 to $423,000, related primarily to stockholder matters and litigation; losses on foreclosed real estate increased $65,000 to $171,000; and printing, paper and ATM card production costs increased $228,000 to $415,000.

         INCOME TAX EXPENSE. For the third quarter of 1996, income tax expense amounted to a tax benefit of $648,000 as compared to tax expense of $593,000 for the same period in 1995. The effective income tax rates for the third quarters of 1996 and 1995 were 43.0% and 44.6%, respectively. For the nine months ended September 30, 1996, income tax expense was $440,000 as compared to $1.3 million for the same period in 1995. The effective income tax rates for the nine months ended September 30, 1996 and 1995 were 40.5% and 42.5%, respectively.

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

         The Bank is required to maintain an average daily balance of liquid assets and short-term liquid assets as a percentage of net withdrawable deposit accounts plus short-term borrowings as defined by the regulations of the OTS. The minimum required liquidity and short-term liquidity ratios are currently 5.0% and 1.0%, respectively. At September 30, 1996, the Bank's liquidity ratio under OTS regulations was 6.1%.

         The Company's most liquid assets are cash and cash equivalents and investments in highly liquid, short-term securities. The levels of these assets are dependent on the Bank's operating, financing, lending and investing activities during any given period. The Company's ratios of cash and due from banks, Federal funds and investment securities with remaining maturities of one year or less to total deposits were 4.4% at September 30, 1996 and 10.5% at December 31, 1995. At September 30, 1996, cash and cash equivalents, as defined above, totaled $33.3 million as compared to $42.6 million at December 31, 1995. The decrease in this ratio during 1996 is a result of increased loan demand and also due to deposit run-off from the Acquisition. Deposits decreased approximately $55.3 million from the date of the Acquisition (January 12, 1996) to September 30, 1996. Loans originated in the nine months ended September 30, 1996 totaled $89.8 million. The Company has utilized borrowings to provide liquidity as necessary rather than sell securities. Due to market conditions, the sale of securities would result in a net loss. Borrowings at September 30, 1996 totaled $12.1 million. Subsequent to September 30, 1996, market conditions improved and the Bank sold $29.6 million of securities at a net realized gain of $4,000. This enabled the Bank to repay borrowings and also provided liquidity.

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

         At September 30, 1996, the Bank had outstanding loan commitments of $36.3 million. The Bank anticipates that it will have sufficient funds available to meet its current loan commitments. Time deposits scheduled to mature in one year or less from September 30, 1996, totaled $327.6 million. Management believes that a significant portion of such deposits will remain with the Bank.

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

        The following table sets forth the capital position of the Bank as calculated at September 30, 1996.


                                                      TANGIBLE                          CORE                        RISK-BASED
                                           ----------------------------   ----------------------------   ---------------------------
                                              AMOUNT         PERCENT         AMOUNT         PERCENT         AMOUNT         PERCENT
                                           -------------  -------------   -------------  -------------   -------------  ------------
                                                                             (DOLLARS IN THOUSANDS)

Capital as calculated under GAAP ......      $ 69,066            8.4%       $ 69,066            8.4%       $ 69,066           19.1%
Deduct goodwill .......................        33,713            4.1          33,713            4.1          33,713            9.3
Add qualifying general loan loss
  allowance, as limited by regulation .            --             --              --             --           1,782            0.5
Add unrealized loss on securities
  available for sale, net of taxes ....         7,032            0.9           7,032            0.9           7,032            1.9
                                             --------       --------        --------       --------        --------       --------
Capital, as calculated ................        42,385            5.2          42,385            5.2          44,167           12.2
Capital, as required ..................        12,216            1.5          32,577            4.0          28,894            8.0
                                             --------       --------        --------       --------        --------       --------
Excess ................................      $ 30,169            3.7%       $  9,808            1.2%       $ 15,273            4.2%
                                             ========       ========        ========       ========        ========       ========



         The Board of Directors declared cash dividends of $0.15 per common share on September 20, 1996, June 21, 1996 and March 15, 1996 that were payable to stockholders of record on October 11, 1996, June 28 and March 30, 1996, respectively. The Company has been paying a quarterly cash dividend of $0.15 per common share since the first quarter of 1995 and had been paying a quarterly cash dividend of $0.13 per common share since the second quarter of 1994.

LEGISLATION ON DEPOSIT INSURANCE

         The deposits of the Bank are insured by the Bank Insurance Fund ("BIF") except for those attributable to the Bank's acquisition of deposits from institutions insured by the Savings Association Insurance Fund ("SAIF"), including First Nationwide. On September 30, 1996, the Deposit Insurance Funds Act of 1996 (the "Funds Act") was enacted into law. The Funds Act amended the Federal Deposit Insurance Act in several ways to recapitalize the SAIF and reduce the disparity in the assessment rates for BIF and the SAIF.

         The Funds Act authorized the FDIC to impose a special assessment on all institutions with SAIFassessable deposits in the amount necessary to recapitalize the SAIF. As implemented by the FDIC, the special assessment has been fixed, subject to adjustment, at 0.657% of an institution's SAIF-assessable deposits, and the special assessment will be paid on November 27, 1996. The special assessment is based on the amount of SAIF-assessable deposits held at March 31, 1995, as adjusted under the Funds Act. For the Bank, the special assessment on the deposits held on March 31, 1995, and on the deposits acquired from First Nationwide (for which the Bank assumed the liability for the special SAIF assessment as part of the acquisition cost of such deposits), would be $2.9 million (before giving effect to any tax benefits).

         The Funds Act also provides that the FDIC cannot assess regular insurance assessments for an insurance fund unless required to maintain or to achieve the designated reserve ratio of 1.25%, except on those of its member institutions that are not classified as "well capitalized" or that have been found to have "moderately severe" or "unsatisfactory" financial, operational or compliance weaknesses. The Bank has not been so classified by the FDIC or the OTS. In view of the recapitalization of the SAIF, the FDIC proposed on October 8, 1996, a reduction in the assessment rate for SAIF-assessable deposits for periods beginning on October 1, 1996. As would be effective for the SAIF-assessable deposits of a BIF-insured institution, such as the Bank, the proposed assessment rates would range from 0% to 0.27% of deposits.

         In addition, the Funds Act expanded the assessment base for the payments on the bonds ("FICO bonds") issued in the late 1980s by the Financing Corporation to recapitalize the now defunct Federal Savings and Loan Insurance Corporation. Beginning January 1, 1997, the deposits of both BIF- and SAIF-insured institutions will be assessed for the payments on the FICO bonds. Until December 31, 1999, or such earlier date on which the last savings association ceases to exist, the rate of assessment for BIF-assessable deposits shall be one-fifth of the rate imposed on SAIF-assessable deposits. It has been estimated that the rates of assessment for the payments on the FICO bonds will be 0.0129% for BIF-assessable deposits and 0.0644% for SAIF-assessable deposits beginning on January 1, 1997.

         The Funds Act also provides for the merger of the BIF and SAIF on January 1, 1999, with such merger being conditioned upon the prior elimination of the thrift charter. The Secretary of the Treasury is required to conduct a study of relevant factors with respect to the development of a common charter for all insured depository institutions and abolition of separate charters for banks and thrifts and to report the Secretary's conclusions and findings to the Congress on or before March 31, 1997.

LEGISLATION REGARDING TAX BAD DEBT RESERVES

         Prior to the enactment, on August 20, 1996, of the Small Business Job Protection Act of 1996 (the "1996 Act"), for federal income tax purposes, thrift institutions such as the Bank, which met certain definitional tests primarily relating to their assets and the nature of their business, were permitted to establish tax reserves for bad debts and to make annual additions thereto, which additions could, within specified limitations, be deducted in arriving at their taxable income. The Bank's deduction with respect to "qualifying loans," which are generally loans secured by certain interests in real property, could be computed using an amount based on a six-year moving average of the Bank's actual loss experience (the "Experience Method"), or a percentage equal to 8.0% of the Bank's taxable income (the "PTI Method"), computed without regard to this deduction and with additional modifications and reduced by the amount of any permitted addition to the non-qualifying reserve. Similar deductions for additions to the Banks's bad debt reserve are permitted under the New York State Bank Franchise Tax; however, for purposes of this tax, the effective allowable percentage under the PTI method is 32% rather than 8%.

         Under the 1996 Act, the PTI Method was repealed and the Bank, as a "large bank" (one with assets having an adjusted basis of more than $500 million), will be unable to make additions to its tax bad debt reserve, will be permitted to deduct bad debts only as they occur and will be required to recapture (I.E., take into income) over a six-year period, beginning with the Bank's taxable year beginning January 1, 1996, the excess of the balance of its bad debt reserves (other than the supplemental reserve) as of December 31, 1995 over the greater of the balance of such reserves as of December 31, 1987 (or over a lesser amount if the Bank's loan portfolio decreased since December 31,
1987). However, under the 1996 Act, such recapture requirements will be suspended for each of the two successive taxable years beginning January 1, 1996 in which the Bank originates a minimum amount of certain residential loans during such years that is not less than the average of the principal amounts of such loans made by the Bank during its six taxable years preceding January 1, 1996. [Since the Bank has already provided a deferred income tax liability of this amount for financial reporting purposes, there will be no adverse impact to the Bank's financial condition or results of operations from the enactment of this legislation.] The New York State tax law has been amended to prevent a similar recapture of the Bank's New York State tax liability.

PART II -- OTHER INFORMATION
           -----------------

ITEM 1.  LEGAL PROCEEDINGS

         The information set forth in Note 4 to the unaudited consolidated financial statements ("Legal Proceedings") in Part I, Item 1, hereto is incorporated herein by reference.


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

ITEM 5.  OTHER INFORMATION

                  None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                     (A)      Exhibit 11 -- Computation of Earnings Per Share
                              Exhibit 27 -- Financial Data Schedule*

                     (B)      Reports on Form 8-K
                              None




-------------
*        Submitted only with filing in electronic format.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                               MSB BANCORP, INC.
                               ---------------------------------------------
                                     (Registrant)





                               By:      /s/ Anthony J. Fabiano
                                        ------------------------------------
                                        Anthony J. Fabiano
                                        Senior Vice President and Chief
                                        Financial and Accounting Officer

November 13, 1996


                                                    EXHIBIT 11

                                        COMPUTATION OF NET INCOME PER SHARE



                                                                                 FOR THE QUARTER ENDED
                                                            --------------------------------------------------------------
                                                                SEPTEMBER 30, 1996                    SEPTEMBER 30, 1995
                                                            ---------------------------           ------------------------

Net Income (loss)........................................       $     (858,000)                         $      736,000
Preferred stock dividends................................              283,500                                       -
                                                                --------------                          --------------
Net income (loss) applicable to common stock.............           (1,141,500)                                736,000
Weighted average common shares...........................            2,833,936                               1,680,029
                                                                --------------                          --------------
Earnings per common share................................       $        (0.40)                         $         0.44
                                                                ==============                          ==============



                                                                                FOR THE NINE MONTHS ENDED
                                                            --------------------------------------------------------------
                                                                SEPTEMBER 30, 1996                    SEPTEMBER 30, 1995
                                                            ---------------------------           ------------------------

Net Income...............................................       $      646,000                          $    1,754,000
Preferred stock dividends................................              819,000                                       -
                                                                --------------                          --------------
Net income (loss) applicable to common stock.............             (173,000)                              1,754,000
Weighted average common shares...........................            2,808,124                               1,720,449
                                                                --------------                          --------------
Earnings per common share................................       $        (0.06)                         $         1.03
                                                                ==============                          ==============