Form 10-K405
period 1996-12-31
MSB BANCORP INC /DE
filed 1997-03-27
CIK 887202

--------------------------------------------------------------------------------
                                    FORM 10-K


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

            /X/ Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 1996

          / / Transition Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
           For the transition period from ____________ to ____________

                         COMMISSION FILE NUMBER 0-20187

                                MSB BANCORP, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                DELAWARE                                06-1341670
     (STATE OR OTHER JURISDICTION OF                 (I.R.S.  EMPLOYER
     INCORPORATION OR ORGANIZATION)                  IDENTIFICATION NO.)

                   35 MATTHEWS STREET, GOSHEN, NEW YORK 10924
                (ADDRESS OF PRINCIPAL EXECUTIVE OFFICE-ZIP CODE)
                            TELEPHONE (914) 294-8100

           Securities registered pursuant to Section 12(b) of the Act:

 COMMON STOCK, PAR VALUE $.01 PER SHARE              AMERICAN STOCK EXCHANGE
     PREFERRED SHARE PURCHASE RIGHTS                 (Name of each exchange
            (Title of class)                          on which registered)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X  No    .
                                             ---   ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

         As of February 25, 1997, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $47,200,600.

         As of February 25, 1997, 2,837,136 shares of Registrant's common stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

PORTIONS OF THE REGISTRANT'S PROXY STATEMENT FOR ITS 1997 ANNUAL MEETING OF STOCKHOLDERS ARE INCORPORATED BY REFERENCE IN PART III.


--------------------------------------------------------------------------------

                                                 MSB BANCORP, INC.
                                            ANNUAL REPORT ON FORM 10-K
                                             FOR THE FISCAL YEAR ENDED
                                                 DECEMBER 31, 1996


                                                 TABLE OF CONTENTS


                                                      PART I
Item 1.   Business........................................................................................1
Item 2.   Properties.....................................................................................33
Item 3.   Legal Proceedings..............................................................................34
Item 4.   Submission of Matters to a Vote of Security Holders............................................35

                                                 PART II
Item 5.   Market for Registrants' Common Equity and Related Stockholder Matters..........................36
Item 6.   Selected Consolidated Financial Information....................................................37
Item 7.   Management's Discussion and Analysis of Financial Condition and Results of
          Operations.....................................................................................39
Item 8.   Consolidated Financial Statements and Supplementary Data.......................................51
Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial
          Disclosure.....................................................................................84

                                                PART III
Item 10.  Directors and Executive Officers of the Registrant.............................................84
Item 11.  Executive Compensation.........................................................................84
Item 12.  Security Ownership of Certain Beneficial Owners and Management.................................84
Item 13.  Certain Relationships and Related Transactions.................................................84

                                                 PART IV
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K................................84

                                     PART I



ITEM  1     BUSINESS


GENERAL

         MSB Bancorp, Inc. (the "Company") is a savings and loan holding company headquartered in Goshen, New York, which was incorporated in March 1992 under the laws of the State of Delaware. The Company was organized for the purpose of serving as the holding company for MSB Bank (the "Bank"). At December 31, 1996, the Company had total assets of $820.9 million, total deposits of $736.2 million and total stockholders' equity of $70.8 million. In July 1993, the Company changed its fiscal year-end from September 30 to December 31. The three months ended December 31, 1993 represented a transition period. The Company's 1994 fiscal year began on January 1, 1994. For purposes of comparing the results of operations for fiscal 1994, the Company believes it is meaningful to use the 12 months ended December 31, 1993 (unaudited) as the basis for that comparison.

         The principal business of the Company is directing, planning and coordinating the business activities of the Bank, and the financial condition and results of operations of the Company are primarily dependent upon the operations of the Bank. The Company also invests in securities, consisting primarily of U.S. Government and federal agency securities, federal funds and investment grade corporate notes. The Company neither owns nor leases any property, nor does the Company employ any persons other than certain officers of the Bank who are not separately compensated by the Company. The Company organized a wholly-owned subsidiary corporation, MSB Travel, in January 1996, to offer travel services to the Bank's customers. MSB Travel acquired the travel business of a travel agent in Middletown, New York.

         The Bank was organized in 1869 as a New York state-chartered mutual savings bank. On September 3, 1992, the Bank completed its conversion to stock form (the "Conversion"), and the Company sold 1,840,000 shares of its common stock, $0.01 par value per share (the "Common Stock"), at $10.00 per share and acquired the Bank with 50% of the net proceeds of the Conversion.

         On October 27, 1995, the Bank converted from a New York state-chartered savings bank to a federal savings bank in order to facilitate the Bank's acquisition of certain assets and liabilities associated with seven branches of First Nationwide Bank, A Federal Savings Bank ("First Nationwide"), as well as future expansion. At such time, the Bank changed its name from Middletown Savings Bank to MSB Bank. As a consequence of the conversion of the Bank to a federal savings bank, the Company became a savings and loan holding company subject to the regulation, examination and supervision of the Office of Thrift Supervision (the "OTS"). Prior to the conversion of the Bank to a federal savings bank, the Company was a bank holding company subject to the regulation, examination and supervision of the Federal Reserve Board (the "FRB").

         The Bank provides a broad range of banking services from its main office, which is located in Goshen, New York, and from 15 additional branch offices located in Orange, Putnam and Sullivan counties. The Bank is the largest financial institution headquartered in Orange County, New York, based on assets.

         The Bank's principal business is attracting retail deposits from the general public and investing those deposits, together with funds generated from operations, primarily in loans secured by owner-occupied one- to four-family, primary residence properties, and short and medium-term investment grade debt securities. Revenues are derived principally from interest on the mortgage loan portfolio and interest and dividends on securities. The Bank's primary sources of funds are deposits, principal and interest payments and principal prepayments on loans, interest and dividends from securities and proceeds from the sales of securities.

THE OFFERING AND THE ACQUISITION

         On September 29, 1995, the Bank entered into an Asset Purchase and Sale Agreement (as amended, the "First Nationwide Agreement") with First Nationwide for the acquisition of certain assets and the assumption of certain liabilities relating to eight First Nationwide branch offices located in Carmel, Liberty, Mahopac, Monticello, Port Jervis, Spring Valley, Warwick and Washingtonville, New York (the "First Nationwide Branches").

         On January 10, 1996, the Company sold 1,100,000 shares of Common Stock at $18 per share and 600,000 shares of its 8.75% Cumulative Convertible Preferred Stock, Series A (the "Series A Preferred Stock") at $21.60 per share. On February 7, 1996 the Company sold an additional 105,000 shares of Common Stock pursuant to the underwriters' exercise of their over allotment option. The issuance and sale of the shares of Common Stock and Series A Preferred Stock on January 10 and February 7 are hereinafter referred to, collectively, as the "Offering." Net proceeds from the Offering amounted to approximately $32.0 million. The purpose of the Offering was to raise a significant portion of the additional capital necessary to permit the Bank to qualify as "adequately capitalized" for regulatory capital purposes immediately following the consummation of the acquisition of the First Nationwide Branches. The Company contributed substantially all of the proceeds of the Offering to the Bank.

         The closing of the Acquisition (defined below) took place on January 12, 1996 (the "Closing Date"), and the Bank assumed the deposits (the "First Nationwide Deposits") of the First Nationwide Branches other than the Spring Valley, New York branch (the "Spring Valley Branch") and paid First Nationwide a premium of 8.0% on the First Nationwide Deposits (and on the accrued interest thereon) (the acquisition of the First Nationwide Branches other than the Spring Valley Branch being hereinafter referred to as the "Acquisition," and the First Nationwide Branches other than the Spring Valley Branch being hereinafter referred to as the "Acquired Branches"). The First Nationwide Agreement was amended to provide for the purchase of the Spring Valley Branch by the Bank from First Nationwide concurrently with the sale of such branch by the Bank to Provident Savings Bank, F.A. ("Provident"), pursuant to an Asset Purchase and Sale Agreement (as amended, the "Spring Valley Agreement") between the Bank and Provident. The Spring Valley Agreement provided for the sale of certain assets by the Bank and the assumption of certain liabilities by Provident (the "Branch Disposition") relating to the Spring Valley Branch. The closing under the Spring Valley Agreement took place on March 22, 1996, whereupon Provident assumed the deposits of the Spring Valley Branch and paid the Bank a premium of 7.05% on such deposits (and on the accrued interest thereon). The Company believes that the 7.05% premium paid by Provident to the Bank as compared to the 8.0% premium paid by the Bank to First Nationwide is reasonable given the more limited strategic importance to the Bank of the Spring Valley Branch relative to the other First Nationwide Branches and considering that the Spring Valley Branch has a higher cost of funds than the other First Nationwide Branches. The Branch Disposition allowed the Bank to focus on its market area of Orange, Putnam and Sullivan counties in New York.

         On January 12, 1996, the First Nationwide Deposits totaled $414.8 million. In the Acquisition, the Bank acquired at their respective book values certain assets related to the Acquired Branches, including branch facilities and fixed operating assets associated with the Acquired Branches (the "First Nationwide Assets") and paid a purchase price of approximately $2.9 million. The Bank also acquired certain savings account and overdraft loans (the "First Nationwide Loans") at face value, which totaled $1.0 million at January 12, 1996.

         The Company and the Bank viewed the Acquisition as a unique opportunity to significantly further the Company's and the Bank's business plan, which provides for, among other things, remaining a community bank and growing both internally and through acquisitions as opportunities arise while not precluding the consideration of other strategic alternatives that could increase stockholder value. The Acquisition augmented the Bank's branch network in existing market areas, expanded the Bank's branch network into two contiguous markets in Putnam and Sullivan counties in New York and provided the opportunity for the Bank to increase its business and franchise substantially, without significantly increasing incremental operating costs.

         The Acquisition increased the Company's market share of deposits to the largest in Orange County as well as the largest in the combined tri-county market area of Orange, Putnam and Sullivan counties. This tri

-county area had a population of approximately 483,000, based on publicly available data as of June 30, 1993. All of the Acquired Branches are located within a 45 mile radius of the Company's headquarters. As the Company has been serving depositors and borrowers in Putnam and Sullivan counties from its existing Orange County branches, the Company is familiar with the market areas of those counties.

         The depositor base of the Acquired Branches includes approximately 23,345 households as customers, having approximately 53,540 deposit accounts. Although there can be no assurances, the Company believes that by acquiring this depositor base it will have significant future growth opportunities to provide mortgage loans, consumer loans and other financial services to these depositors.

MARKET AREA AND COMPETITION

         The Bank is a community-oriented financial institution offering a variety of financial services to meet the needs of the communities it serves. The Bank's primary deposit gathering base is concentrated in the New York counties of Orange, Putnam and Sullivan, while its current mortgage lending base extends throughout Orange, Sullivan, Putnam, Dutchess and Ulster Counties in New York, Pike County in Pennsylvania and Sussex County, New Jersey. In the past, the Bank has made multi-family residential and commercial real estate loans in New York City. However, the Bank has curtailed its lending in that area.

         The southern portion of Orange County is approximately 40 miles northwest of New York City. This area benefited historically from the diverse economy of the New York City area as well as from employment by local businesses. Orange County, formerly an agricultural area, now has a diverse economy based on the manufacturing, distribution and service industries. Management believes that economic growth in Orange County will continue to provide a favorable climate in which to conduct the business of the Bank. Orange County offers one of the fastest growing job markets among all counties in New York State, a high rate of population growth (based on 1990 census data), convenient access to interstate highways and proximity to the New York City metropolitan area.

         The Bank faces significant competition both in making loans and in attracting deposits. The Bank's market area has a high density of financial institutions, many of which are branches of significantly larger non-local institutions which have greater financial resources than the Bank, and all of which are competitors of the Bank to varying degrees. Competition for loans comes principally from commercial banks, savings banks, credit unions, savings and loan associations, mortgage banking companies and insurance companies. The most direct competition for deposits has historically come from savings and loan associations, savings banks, commercial banks and credit unions. The Bank faces additional competition for deposits from short-term money market funds and other corporate and government securities funds and from other financial institutions such as brokerage firms and insurance companies.



LENDING ACTIVITIES


         LOAN PORTFOLIO COMPOSITION. The Bank's loan portfolio consists primarily of conventional fixed-rate and adjustable-rate first mortgage loans, multi-family residential loans, line of credit loans, other consumer loans and commercial business loans. At December 31, 1996, the Bank's loans receivable totaled $340.5 million, of which $257.5 million, or 75.6%, were one- to four-family residential mortgage loans. Of the one- to four-family residential mortgage loans outstanding at that date, 84.3% were adjustable-rate mortgage ("ARM") loans and 15.7% were fixed rate loans. As part of the Bank's management of interest rate risk, the Bank's policy is to sell all newly originated conforming fixed-rate loans to the Federal National Mortgage Association ("FNMA"). These loans are sold to FNMA without recourse to the Bank. The Bank does not hedge this portfolio or sell loans pursuant to forward commitments. In order to maintain customer relationships, the Bank retains the servicing on the loans sold in the secondary market. Although the Bank's policy is to sell all newly originated fixed-rate loans, between the third quarter of fiscal 1993 and September 1994, the Bank had not sold any of these loans because the yields on the fixed-rate mortgage loans were greater than the yields available on high quality securities during that period. In September 1994, the Bank sold $10.4 million of 30-year fixed-rate mortgage loans and realized a loss of $545,000. During 1994, the Company recognized a realized loss of $523,000 and an unrealized loss of $190,000 on mortgage loans held for sale.

During 1996 and 1995, realized gains on the sale of mortgage loans amounted to $151,000 and $44,000, respectively. There were no unrealized gains or losses on mortgage loans during 1996 or 1995. At December 31, 1996, commercial real estate loans totaled $45.5 million or 13.4% of total loans receivable, and multi-family residential mortgage loans totaled $14.4 million or 4.2% of total loans receivable.


         The Bank's non-mortgage loans consist of commercial business loans and a variety of consumer loans. At December 31, 1996, commercial business loans amounted to $8.8 million or 2.6% of total loans receivable, and other consumer loans totaled $14.4 million or 4.2% of total loans receivable as compared to $5.7 million or 2.0% and $10.6 million or 3.8%, respectively, at December 31, 1995. The increases in these loans are due to management's strategy of redeploying proceeds received in the Acquisition from the securities portfolio and into the loan portfolio. The Bank's loan portfolio provides a greater yield than the securities portfolio.

         The types of loans that the Bank may originate are regulated by federal laws and regulations. Interest rates charged by the Bank on loans are affected principally by the demand for such loans and the supply of money available for lending purposes. These factors are, in turn, affected by general and economic conditions, monetary policies of the federal government, including the FRB, legislative and tax policies and governmental budgetary matters.

The following table sets forth the composition of the Bank's loan portfolio in dollar amounts and in percentages of the respective portfolios at the dates indicated:

                                                             AT DECEMBER 31,
                    -------------------------------------------------------------------------------------------------------
                              1996                   1995                       1994                        1993
                    ---------------------  ------------------------  -------------------------   --------------------------

                                 PERCENT                  PERCENT                    PERCENT                      PERCENT
                                   OF                      OF                         OF                           OF
                      AMOUNT     TOTAL      AMOUNT        TOTAL       AMOUNT         TOTAL         AMOUNT         TOTAL
                    ---------   ---------  ---------   ------------  ----------  -------------   -----------  -------------
 MORTGAGE LOANS:
                                                                 (DOLLARS IN THOUSANDS)
 One- to
   four-family(1)    $257,498       75.6%   $222,172        78.6%     $189,034         81.1%       $145,764        78.9%

 Multi-family ....     14,362        4.2      14,431         5.1        13,602          5.9          13,192         7.1

 Commercial real
   estate ........     45,462       13.4      29,674        10.5        19,589          8.4          15,557         8.4
                     --------   --------    --------     -------      --------      -------        --------     -------

   Total mortgage
   loans .........   $317,322       93.2     266,277        94.2       222,225         95.4         174,513        94.4

 OTHER LOANS:

 Commercial
   business ......      8,756        2.6       5,686         2.0         3,099          1.3           2,855         1.6

 Consumer ........     12,891        3.8       9,473         3.4         7,229          3.1           6,954         3.8

 Lines of credit .      1,487        0.4       1,173         0.4           447          0.2             469         0.2
                     --------   --------    --------     -------      --------      -------        --------     -------

    Total other
    loans ........     23,134        6.8      16,332         5.8        10,775          4.6          10,278         5.6
                     --------   --------    --------     -------      --------      -------        --------     -------

    Total loans
    receivable ...    340,456      100.0%    282,609       100.0%      233,000        100.0%        184,791       100.0%

     LESS:

 Deferred loan
   fees ..........          5                    438                       466                          613

 Allowances for
   loan losses ...      1,960                  1,659                     1,459                        1,466
                      -------               --------                   -------                     --------

 Loans
   receivable, net   $338,491               $280,512                  $231,075                     $182,712
                     ========               ========                  ========                     ========
 MORTGAGE LOAN
   SUMMARY:

 Fixed rate
   loans..........   $ 41,018       12.9%   $ 28,493        10.7%     $ 23,943         10.8%       $ 29,570        16.9%


 Adjustable-rate
   loans .........    276,304       87.1     237,784        89.3       198,282         89.2         144,943        83.1
                     --------   --------    --------     -------      --------      -------        --------     -------


 Total mortgage
   loans..........   $317,322      100.0%   $266,277       100.0%     $222,225        100.0%       $174,513       100.0%
                     ========   ========    ========    ========      ========      =======        ========     =======




                            AT SEPTEMBER 30,

                                 1993
                      -------------------------

                                      PERCENT
                                        OF
                         AMOUNT        TOTAL
                      -----------  ------------

 MORTGAGE LOANS:
 One- to
   four-family(1)      $138,031        79.2%

 Multi-family ....       12,948         7.4

 Commercial real
   estate ........       14,656         8.4
                       --------     -------

   Total mortgage
   loans .........      165,635        95.0

 OTHER LOANS:

 Commercial
   business ......        2,034         1.2

 Consumer ........        6,204         3.6

 Lines of credit .          460         0.2
                       --------    --------

    Total other
    loans ........        8,698         5.0
                       --------    --------

    Total loans
    receivable ...      174,333       100.0%

     LESS:

 Deferred loan
   fees ..........          626

 Allowances for
   loan losses ...        1,437
                        -------

 Loans
   receivable, net     $172,270
                       ========
 MORTGAGE LOAN
   SUMMARY:

 Fixed rate loans      $ 28,229        17.0%

 Adjustable-rate
   loans .........      137,406        83.0
                       --------     -------
Total mortgage
   loans..........     $165,635       100.0%
                       ========     =======



-------
(1) One- to four-family mortgage loans include first and second mortgage loans and home equity loans.

         LOAN ORIGINATIONS, SALES AND SERVICING. The Bank originates both ARM and fixed-rate loans, the amounts of which are dependent upon relative customer demand as well as current and expected future levels of interest rates. The Bank generally does not purchase whole loans but, from time to time, purchases participations in loans originated by others.

         The following table sets forth the Bank's loan originations, sales and principal repayments for the periods indicated. During the periods indicated, no mortgage loans were purchased.

                                                                YEAR ENDED DECEMBER 31,
                                         ----------------------------------------------------------------
                                                1996                      1995                       1994
                                         --------------------  ------------------------   ---------------
                                                                     (IN THOUSANDS)
MORTGAGE LOANS (GROSS):
At beginning of period...........        $   266,277                 $   222,225              $   174,513
Mortgage loans originated
   One- to four-family...........             77,025                      51,387                   67,027
   Multi-family..................              2,206                       1,591                    1,365
   Commercial real estate........             20,758                      11,749                   11,093
                                         -----------                 -----------              -----------
   Total mortgage loans originated            99,989                      64,727                   79,485
                                         -----------                 -----------              -----------
Mortgage loan foreclosures.......             (1,044)                       (955)                    (810)
Principal repayments.............            (36,167)                    (12,614)                 (21,885)
Mortgage loans sold..............            (11,015)                     (5,985)                 (10,808)
Home equity (net activity).......               (718)                     (1,121)                   1,730
                                         -----------                 -----------              -----------
At end of period.................        $   317,322                 $   266,277              $   222,225
                                         ===========                 ===========              ===========


OTHER LOANS (NET ACTIVITY):
At beginning of period...........        $    16,332                 $    10,775              $    10,278
Commercial business..............              3,070                       2,587                      244
Consumer loans...................              4,962                       3,863                    2,976
Lines of credit..................                314                         726                      (23)
Student loans sold to Student
   Loan Marketing Association....             (1,544)                     (1,619)                  (2,700)
                                         -----------                 -----------              -----------
At end of period.................        $    23,134                 $    16,332              $    10,775
                                         ===========                 ===========              ===========

         LOAN MATURITY. The following table shows the contractual maturity of the Bank's loan portfolio at December 31, 1996. The table does not reflect scheduled principal amortization, prepayments or repricing of ARM loans. Scheduled repayments and prepayments on mortgage loans (excluding home equity lines of credit) totaled $36.2 million, $12.6 million and $21.9 million for the years ended December 31, 1996, 1995 and 1994, respectively.


                                                                AT DECEMBER 31, 1996
                                   ------------------------------------------------------------------------------
                                       ONE- TO                                                         TOTAL
                                        FOUR-         MULTI-        COMMERCIAL         OTHER           LOANS
                                       FAMILY         FAMILY        REAL ESTATE        LOANS        RECEIVABLE
                                   -------------  -------------  --------------   -------------   ---------------
                                                                  (IN THOUSANDS)
Contractual maturity:
  Within 1 year................    $      9,531   $      3,153   $      3,099     $      5,127    $     20,910
     After 1 year:
     1 to 3 years..............           1,418              6          2,465            7,746          11,635
     3 to 5 years..............           4,090            109          5,542            8,754          18,495
     5 to 10 years.............          11,294          1,720          6,516            1,117          20,647
     Over 10 years.............         231,165          9,374         27,840              390         268,769
                                     ----------     ----------     ----------       ----------      ----------
     Total due after one year..    $    247,967   $     11,209   $     42,363     $     18,007    $    319,546
                                     ----------     ----------     ----------       ----------      ----------
  Total amounts due............    $    257,498   $     14,362   $     45,462     $     23,134    $    340,456
                                     ==========     ==========     ==========       ==========
       Less:
  Deferred loan fees, net......                                                                              5
  Allowance for loan losses....                                                                          1,960
                                                                                                    ----------
  Loans receivable, net........                                                                   $    338,491
                                                                                                    ==========



         The following table sets forth at December 31, 1996, the dollar amount of all loans contractually due after December 31, 1997, and whether such loans have fixed or adjustable interest rates.

                                                                         DUE AFTER DECEMBER 31, 1997
                                                          --------------------------------------------------------
                                                               FIXED             ADJUSTABLE            TOTAL
                                                          ---------------     ---------------    -----------------
                                                                               (IN THOUSANDS)
Mortgage loans:
  One- to four-family.................................    $       40,028      $      207,939     $      247,967
  Multi-family and commercial real estate.............               839              52,733             53,572
Other loans...........................................            11,760               6,247             18,007
                                                               ---------           ---------          ---------
Total loans receivable................................    $       52,627      $      266,919     $      319,546
                                                               =========           =========          =========



         ONE- TO FOUR-FAMILY MORTGAGE LOANS. The Bank offers first mortgage loans secured by one- to four-family residences, including townhouse and condominium units, in its primary lending area. Loan originations are generally obtained from existing or past customers and members of the local communities located in the Bank's primary market area. Except as to loan amount, one- to four-family residential mortgage loans are generally underwritten according to FNMA guidelines. The Bank originates ARM loans primarily for its portfolio. The Bank also originates fixed rate mortgage loans which are sold to FNMA generally within 15 days of their origination. See "-Lending Activities -- Loan Portfolio Composition."

         An origination fee of up to 2.0% may be charged on loans to reduce the interest rate on loans. All one- to four-family mortgage loan applications are reviewed by the Board of Directors. Originated mortgage loans in the Bank's portfolio generally include due-on-sale clauses which provide the Bank with the contractual right to declare the loan immediately due and payable in the event that the borrower transfers ownership of the property without the Bank's consent. It is the Bank's policy to enforce due-on-sale provisions.

         Since the early 1980s, the Bank has emphasized the origination of ARM loans secured primarily by owner-occupied residences for retention in its portfolio. At December 31, 1996, 84.3% of the Bank's one- to four-family residential mortgage loans consisted of such ARM loans. ARM loans are made for terms of 10 to 30 years. The Bank offers an ARM loan secured by owner-occupied residences which may be originated in amounts up to $600,000, with a loan to value ratio of up to 95% of the appraised value of the property securing the loan, provided that private mortgage insurance is obtained on loan amounts in excess of 85% of such appraised value. The Bank originates primarily two types of ARM loans. The first ARM loan has a fixed rate for 5 years at which time the interest rate begins to adjust every year. The Bank's other ARM loan product has an interest rate which adjust every year, based upon a spread above the one-year U.S. Treasury Securities Index, adjusted to constant maturity. The Bank's ARM loans are subject to limitations on interest rate increases of 2.0% per adjustment period and up to an aggregate of 6.0% over the life of the loan. The one-year ARM loan is originated at an introductory rate which is less than the fully-indexed interest rate. The introductory rate remains in effect for one year. The Bank also offers variable rate loans secured by non-owner-occupied properties, which adjust based upon a spread above either the prime rate or the one-year U.S. Treasury Securities Index, adjusted to constant maturity. These loans are made in amounts of up to $600,000 and for terms of up to 25 years. The Bank makes such loans up to 70% of the appraised value of the secured property. For the year ended December 31, 1996, the Bank originated $66.4 million of one- to four-family residential ARM loans.

         The retention of ARM loans, as opposed to fixed-rate residential loans, in the Bank's loan portfolio helps reduce the Bank's exposure to increases in interest rates. However, ARM loans generally pose credit risks different from the risks inherent in fixed-rate loans, primarily because as interest rates rise, the underlying payments of the borrowers rise, thereby increasing the potential for default. At the same time, the marketability of the underlying property may be adversely affected. In order to minimize risks, the borrowers of one-year ARM loans are qualified at 2.0% above the fully-indexed rate. The Bank does not originate ARM loans which provide for negative amortization.

         The volume and types of ARM loans originated by the Bank are affected by such market factors as the level of interest rates, competition, consumer preferences for ARM versus fixed-rate loans and the availability of funds. Although the Bank will continue to offer ARM loans, there can be no assurance that, in the future, the Bank will be able to originate a sufficient volume of adjustable rate loans to increase or maintain the proportion that these loans currently bear to total loans.

         The Bank's fixed-rate mortgage loans are currently originated with terms of 15 or 30 years. Fixed-rate mortgage loans are offered only on owner-occupied residences. Interest rates charged on fixed-rate loans are competitively priced on a regular basis based on market conditions. The Bank originates fixed-rate loans with loan to value ratios of up to 95% of the appraised value of the property securing the loan, provided that private mortgage insurance is obtained on loan amounts in excess of 80% of such appraised value. The Bank generally originates its fixed-rate mortgage loans in accordance with FNMA standards. For the year ended December 31, 1996, the Bank originated $10.6 million of fixed-rate one- to four-family residential mortgage loans.

         The Bank also originates home equity loans and home equity lines of credit, which are secured by one- to four-family, owner-occupied primary residences. These loans are originated as either fixed-rate loans or variable-rate loans with interest rates of up to 2.0% above the published prime rate, subject to a lifetime cap of 14.9%. Borrowers are qualified for home equity loans based on the maximum lifetime rate. Home equity loans and lines of credit are originated with loan to value ratios of up to 80% of the appraised value of the property securing the loan, less existing liens. Home equity loans and lines of credit are made in amounts of up to $100,000. Home equity lines of credit are made for terms of 30 years and allow the borrower to draw on the line for a period of 15 years. Interest only payments are due during the first 15 years of the line with principal amortization thereafter on a 15 year basis. At December 31, 1996, home equity loans and lines of credit totaled $28.1 million or 8.2% of total loans receivable.


         MULTI-FAMILY LENDING. The Bank originates adjustable-rate multi-family loans and, in the past, had originated fixed-rate multi-family loans in its primary lending areas and in New York City. Since October 1990, the Bank has not originated loans to new customers secured by multi-family properties located outside its primary lending area. At December 31, 1996, multi-family loans totaling $7.2 million, or 50% of total multi-family loans, were secured by properties located in New York City, and multi-family loans totaling $7.2 million, or 50% of total multi-family loans, were secured by properties located in the Bank's primary lending area. Multi-family loans are originated with loan to value ratios of up to 75% of the appraised value of the property securing the loan, based on an independent appraisal. In making such loans, the Bank bases its underwriting decision primarily on the net operating income generated by the real estate to support the debt service. The Bank also considers the financial resources and income level of the borrower if the property is owner-occupied, the borrower's experience in owning or managing similar property types, the marketability of the property and the Bank's lending experience with the borrower. Loans secured by properties experiencing high vacancy rates are qualified solely on the basis of the borrower's income and financial resources.

         The largest multi-family loan at December 31, 1996 had an outstanding balance of $3.1 million and is secured by an apartment building located in the Bank's primary lending area. This loan was current as to the payment of principal and interest as of December 31, 1996. The Bank's second largest multi-family loan had an outstanding balance of $1.5 million at December 31, 1996, and is secured by a co-op conversion building located in New York City. At December 31, 1996, this loan was current as to the payment of principal and interest.


         COMMERCIAL REAL ESTATE LENDING. Loans secured by commercial real estate totaled $45.5 million, or 13.4% of the Bank's total loans receivable, at December 31, 1996. Commercial real estate loans are generally originated with loan to value ratios of up to 75% of the appraised value of the property securing the loan. Such appraised value is determined by an independent appraiser previously approved by the Bank. The Bank also obtains personal guarantees on commercial real estate loans when it is able to do so. The Bank currently originates commercial real estate loans with adjustable rates based on a spread above either the published prime rate or a U.S. Treasury Securities Index, adjusted to constant maturity and with maturities of three to five years which typically require principal payments based on a 15-year amortization period. The Bank's commercial real estate loans are permanent loans secured by improved property such as small office buildings, retail stores and other non-residential buildings. Historically, the Bank made commercial real estate loans in New York City. However, since October 1990, the Bank has curtailed its lending in that area.


         The largest commercial real estate loan at December 31, 1996 had an outstanding balance of $3.8 million and is secured by a warehouse and office building in an industrial park located in the Bank's primary lending area. The second largest commercial real estate loan had an outstanding balance of $3.5 million and is secured by agricultural real estate located in the Bank's primary lending area. Both loans were current as to the payment of principal and interest at December 31, 1996.


         Loans secured by commercial real estate properties generally involve a greater degree of risk than residential mortgage loans. Because payment on loans secured by commercial real estate properties are often dependent on the successful operation or management of the properties, repayment of such loans may be subject to a greater extent to adverse conditions in the real estate market or the economy. The Bank seeks to minimize these risks by lending to established customers and currently restricts such loans to its primary market area.


         COMMERCIAL BUSINESS LENDING. The Bank makes commercial business loans to businesses located in the Bank's primary market area. At December 31, 1996, commercial business loans totaled $8.8 million or 2.6% of total loans receivable. Commercial business loans include short-term (90 days or less) loans, commercial lines of credit, installment loans and medium term (up to 10 years) loans. Commercial business loans may be unsecured or secured by inventory, accounts receivable or vehicles. Commercial business loans carry adjustable interest rates based on a spread above the published prime rate. Personal guarantees are obtained on loans to closely held companies. The largest commercial business loan at December 31, 1996 had an outstanding balance of $750,000 and was current as to the payment of principal and interest at such date.

         CONSUMER LENDING. Consumer loans, which amounted to $14.4 million, or 4.2% of total loans receivable at December 31, 1996, consist primarily of line of credit loans, education loans, home improvement loans and unsecured personal loans.

         LOAN APPROVAL AUTHORITY AND UNDERWRITING. All loans originated by the Bank and secured by real estate must have the approval of the members of the Bank's Board of Directors. The Board of Directors meets on an as-needed basis, which is typically once a week. Consumer loans in amounts up to $25,000 may be approved by the Bank's President and Chief Executive Officer, Executive Vice President and Vice President, Retail Lending. Unsecured commercial business loans in amounts up to $40,000 and secured commercial business loans in amounts up to $100,000 may be approved by the Bank's commercial loan officers. The

President and Chief Executive Officer or Executive Vice President may approve unsecured commercial business loans in amounts up to $125,000 and secured commercial business loans in amounts up to $250,000. All other consumer and commercial loans must be approved by the Bank's Board of Directors.


         For all loans originated by the Bank, upon receipt of a completed loan application from a prospective borrower, a credit report is ordered, income and certain other information is verified and, if necessary, additional financial information is requested. An appraisal of the real estate intended to secure the proposed loan is required and is currently performed by an independent appraiser designated and approved by the Board of Directors. The Bank requires title insurance on all first mortgage loans. Borrowers must also obtain hazard insurance prior to closing. Borrowers generally are required to advance funds on a monthly basis together with each payment of principal and interest to a mortgage escrow account from which the Bank makes disbursements for items such as real estate taxes, hazard insurance premiums and private mortgage insurance premiums, if required.


         CONCENTRATIONS. At December 31, 1996, the largest aggregate amount of loans outstanding to any one borrower and affiliates consisted of two commercial real estate loans to two companies with respect to which the same person is one of the guarantors for each loan. These loans aggregate $5.9 million. The larger of the two loans, which constitutes the Bank's largest commercial real estate loan, amounted to $3.8 million. The aggregate loans to this borrower did not exceed the Bank's "loans to one borrower" limitation at December 31, 1996, of $6.4 million. See "Regulation -- Regulation of Federal Savings Associations -- Loans to One Borrower." At December 31, 1996, all loans to this borrower were current.


DELINQUENCIES AND FORECLOSED ASSETS

         DELINQUENT LOANS. The Bank's mortgage loan collection procedures include the sending of a late notice at the time a payment is over 15 days past due with a second notice being sent at the time the payment becomes 30 days past due. A letter is sent after the 45th day of delinquency. In the event that payment is not received, personal contact is made with the borrower. If payment remains uncollected, another letter is sent, and additional contact is made with the borrower. When contact is made with the borrower at any time prior to foreclosure, the Bank will attempt to obtain full payment or work out a repayment schedule with the borrower to avoid foreclosure. Most loan delinquencies are cured within 90 days, and no legal action is taken. Foreclosure notices are sent when a loan is 90 days delinquent.

         The Loan Policy and Review Committee generally meets monthly to review loan charge-offs and delinquency reports, as well as all purchase offers on real estate owned ("ORE") and the status of other ORE properties.

         The following table sets forth information regarding non-accrual loans, loans which are 90 days or more delinquent but on which the Bank is accruing interest and foreclosed real estate at the dates indicated. The Bank generally discontinues accruing interest on delinquent loans 90 days or more past due, at which time all accrued but uncollected interest is reversed.

                                                         AT DECEMBER 31,
                                     -------------------------------------------------------  AT SEPTEMBER 30,
                                          1996          1995           1994          1993            1993
                                     ------------  -------------  ------------  ------------  ----------------
                                                                 (DOLLARS IN THOUSANDS)
NON-PERFORMING LOANS (LOANS
 DELINQUENT 90 DAYS OR MORE):
  Loans in non-accrual status:
  One- to four-family...........       $  3,364      $  2,343       $  1,507      $    990       $     826
  Multi-family..................             69            69             62            --              --
  Commercial real estate........          1,125           488            182           110             110
                                       --------      --------       --------      --------       ---------
     Total mortgage loans.......          4,558         2,900          1,751         1,100             936
  Other loans...................            217            61             15            52              42
  Credit cards..................             --            --             --            --              --
                                       --------      --------       --------      --------       ---------
     Total non-accrual..........          4,775         2,961          1,766         1,152             978
                                       --------      --------       --------      --------       ---------
  LOANS DELINQUENT 90 DAYS OR MORE
   AND IN ACCRUAL STATUS:
  Mortgage loans................             --            --             --             1              --
  Other loans...................             --            --             --             5              --
                                       --------      --------       --------      --------       ---------
     Total......................             --            --             --             6              --
                                       --------      --------       --------      --------       ---------
Total non-performing loans......          4,775         2,961          1,766         1,158             978
Foreclosed real estate..........            915           806            716         1,301           1,397
                                       --------      --------       --------      --------       ---------
Total non-performing assets.....       $  5,690      $  3,767       $  2,482      $  2,459       $   2,375
                                       ========      ========       ========      ========       =========
Ratio of non-performing loans to
   total loans .................           1.40%         1.05%          0.76%         0.63%         0.56%
Ratio of non-performing assets to
   total assets.................           0.69%         0.83%          0.61%         0.60%         0.57%

         At December 31, 1996 and 1995, potential problem loans, which represent loans having more than normal credit risk amounted to $1.2 million and $539,000, respectively. These loans were performing at December 31, 1996 and 1995. However, if economic conditions deteriorate, these loans may become non-performing in the future.

         At December 31, 1996, loans delinquent 90 days or more totaled $4.8 million and included 51 one- to four-family residential loans totaling $3.4 million, virtually all of which are located in the Bank's primary lending area. The effect on interest income of non-accrual loans was $413,000, $134,000 and $116,000 for the years ended December 31, 1996, 1995 and 1994, respectively. See "Management Discussion and Analysis of Financial Condition and Results of Operations - Comparison of Results of Operations - Provision for Loan Losses."


         FORECLOSED ASSETS. At December 31, 1996, foreclosed real estate totaled $915,000 and consisted primarily of one- to four-family properties. During 1996, the Bank charged off $237,000 relating to foreclosed properties.




ALLOWANCE FOR LOAN LOSSES

         The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risk inherent in its loan portfolio and the general economy. Such evaluation, which includes a review of all loans on which full collectibility may not be reasonably assured, considers, among other matters, the estimated fair value of the underlying collateral, economic conditions, historical loan loss experiences and other factors that warrant recognition in providing for an adequate loan loss allowance. In determining the adequacy of its allowance for loan losses, management considers the level of non-performing loans, the current status of the Bank's loan portfolio, changes in appraised values of collateral and general economic conditions. Although the Bank maintains its allowance for loan losses at a level which it considers to be adequate to provide for potential losses, there can be no assurance that such losses will not exceed the current estimated amounts. As a result, higher provisions for loan losses may be necessary in future periods, which would adversely affect operating results.

         The following table sets forth an analysis of the Bank's allowance for loan losses for the periods indicated:

                                                                               THREE MONTHS
                                             YEAR ENDED DECEMBER 31,              ENDED        YEAR ENDED SEPTEMBER 30,
                                      --------------------------------------   DECEMBER 31     ---------------------------
                                         1996          1995          1994           1993          1993          1992
                                      ----------    ----------    ----------     ----------    ----------    ----------
                                                                   (DOLLARS IN THOUSANDS)
 Balance at beginning of period.      $ 1,659       $ 1,459       $  1,466       $ 1,437       $ 1,209       $    825
 Provision for loan losses......        1,400           483            119            38           527          1,681
 Loans charged off:
   Mortgage loans...............          634           234             28            --            71            858
   Other........................          485            73            105            12           300            479
                                      -------       -------       --------       -------       -------       --------
      Total loans charged off...        1,119           307            133            12           371          1,337
                                      -------       -------       --------       -------       -------       --------
 Recoveries:
   Mortgage loans...............            1             2             --            --             2             --
   Other........................           19            22              7             3            70             40
                                      -------       -------       --------       -------       -------       --------
      Total recoveries..........           20            24              7             3            72             40
                                      -------       -------       --------       -------       -------       --------
 Charge-offs net of recoveries..        1,099           283            126             9           299          1,297
                                      -------       -------       --------       -------       -------       --------
 Balance at end of period.......      $ 1,960       $ 1,659       $  1,459       $ 1,466       $ 1,437       $  1,209
                                      =======       =======       ========       =======       =======       ========
 At end of period allocated to:
   Mortgage loans...............      $ 1,556       $ 1,328       $  1,262       $ 1,318       $ 1,308       $    801
   Other........................          404           331            197           148           129            408
 Ratio of net charge-offs during
    the period to average loans
    outstanding during the period         0.36%         0.11%          0.06%         0.01%         0.18%          0.77%
 Ratio of allowance for loan
    losses to net loans
    receivable at the end of the
    period......................          0.58          0.59           0.63          0.80          0.83           0.71
 Ratio of allowance for loan
    losses to total
    non-performing assets at the
    end of the period...........         34.45         44.04          58.78         59.62         60.51          28.40
 Ratio of allowance for loan
    losses to non-performing
    loans at the end of the period       41.05         56.03          82.62        126.60        146.93          41.91

         The following table sets forth the Bank's allocation of its allowance for loan losses to the total amount of loans in each category listed. The numbers contained in the "Amount" column indicate the allowance for loan losses allocated for each particular loan category. The numbers contained in the column entitled "Percentage of Loans in Category to Total Loans" indicate the total amount of loans in each particular category as a percentage of the Bank's total loan portfolio.

                                                                  AT DECEMBER 31,
                             ------------------------------------------------------------------------------------------------
                                        1996                    1995                      1994                  1993
                             ----------------------  -------------------------  --------------------  -----------------------
                                             PERCENTAGE               PERCENTAGE             PERCENTAGE              PERCENTAGE
                                              OF LOANS                 OF LOANS               OF LOANS                OF LOANS
                                                 IN                       IN                     IN                      IN
                                              CATEGORY                 CATEGORY               CATEGORY                CATEGORY
                                              TO TOTAL                 TO TOTAL               TO TOTAL                TO TOTAL
                                 AMOUNT         LOANS    AMOUNT          LOANS    AMOUNT        LOANS     AMOUNT        LOANS
                               ----------  ----------  ----------   ----------  ----------  ----------   ---------  ----------
                                                                                                 (DOLLARS IN THOUSANDS)
Mortgage loans:
  One- to four-family.....     $      779       75.6%    $    713       78.6%     $   921       81.1%    $    730        78.9%
  Multi-family............             26        4.2          167        5.1          217        5.9          280         7.1
  Commercial real
    estate................            751       13.4          448       10.5          124        8.4          308         8.4
                                 --------    --------    --------    -------      -------    -------     --------     -------
    Total mortgage
      loans...............          1,556       93.2        1,328       94.2        1,262       95.4        1,318        94.4
                                 --------    -------     --------    -------      -------    -------     --------     -------
Other loans:
  Commercial..............            166        2.6          114        2.0           60        1.3           50         1.6
  Consumer................            238        4.2          217        3.8          137        3.3           98         4.0
  Credit cards............             --         --           --         --           --         --           --          --
                                 --------    -------     --------    -------      -------    -------     --------     -------
    Total other loans.....            404        6.8          331        5.8          197        4.6          148         5.6
                                 --------    -------     --------    -------      -------    -------     --------     -------
    Total.................       $  1,960      100.0%    $  1,659      100.0%     $ 1,459      100.0%    $  1,466       100.0%
                                 ========    =======     ========    =======      =======    =======     ========     =======



                                            AT SEPTEMBER 30,
                             ---------------------------------------------------
                                       1993                     1992
                             ----------------------  ---------------------------
                                            PERCENTAGE               PERCENTAGE
                                             OF LOANS                 OF LOANS
                                                IN                       IN
                                             CATEGORY                 CATEGORY
                                             TO TOTAL                 TO TOTAL
                                 AMOUNT        LOANS     AMOUNT         LOANS
                              -----------  ----------  ----------  ----------

Mortgage loans:
  One- to four-family.....       $    548       79.2%    $    415       76.5%
  Multi-family............            520        7.4            3        6.5
  Commercial real
    estate................            240        8.4          383        8.8
                                 --------    -------     --------    -------
    Total mortgage
      loans...............          1,308       95.0          801       91.8
                                 --------    -------     --------    -------
Other loans:
  Commercial..............             37        1.2           35         .7
  Consumer................             92        3.8           71        3.4
  Credit cards............             --         --          302        4.1
                                 --------    -------     --------    -------
    Total other loans.....            129        5.0          408        8.2
                                 --------    -------     --------    -------
    Total.................       $  1,437      100.0%    $  1,209      100.0%
                                 ========    =======     ========    =======

         The following is a summary of charge-offs and recoveries by loan type:

                                                                           THREE MONTHS
                                                YEAR ENDED                     ENDED             YEAR ENDED
                                                DECEMBER 31,                DECEMBER 31,        SEPTEMBER 30,
                                -----------------------------------------   ------------    --------------------
                                     1996          1995          1994           1993            1993      1992
                                ------------  ------------  -------------   ------------    ----------  --------
                                                                  (IN THOUSANDS)
Charge-offs:
  Mortgage loans:
     One- to four-family......    $     528     $     28      $     28        $       --      $     71     $    83
     Multi-family.............           29          185            --                --            --         139
     Commercial real estate...           77           21            --                --            --         636
                                  ---------     --------      --------        ----------      --------     -------
       Total..................          634          234            28                --            71         858
                                  ---------     --------      --------        ----------      --------     -------
   Other loans:
     Credit cards.............           --           --            --                --           267         316
     Commercial business......          348           36            50                 7            13         116
     Consumer.................          137           37            55                 5            20          47
                                  ---------     --------      --------        ----------      --------     -------
                                        485           73           105                12           300         479
                                  ---------     --------      --------        ----------      --------     -------
       Total charge-offs......        1,119          307           133                12           371       1,337
                                  ---------     --------      --------        ----------      --------     -------

 Recoveries:
   Mortgage loans:
     One- to four-family......            1            2            --                --             2          --
     Multi-family.............           --           --            --                --            --          --
     Commercial real estate...           --           --            --                --            --          --
                                  ---------     --------      --------        ----------      --------     -------
       Total..................            1            2            --                --             2          --
                                  ---------     --------      --------        ----------      --------     -------
   Other loans:
     Credit cards.............           --           --            --                --            39          28
     Commercial business......            8            8            --                --             7          --
     Consumer.................           11           14             7                 3            24          12
                                  ---------     --------      --------        ----------      --------     -------
       Total..................           19           22             7                 3            70          40
                                  ---------     --------      --------        ----------      --------     -------

       Total recoveries.......           20           24             7                 3            72          40
                                  ---------     --------      --------        ----------      --------     -------

       Net charge-offs........    $   1,099     $    283      $    126               $ 9      $    299     $ 1,297
                                  =========     ========      ========        ==========      ========     =======



MORTGAGE-BACKED SECURITIES

         The Bank has historically invested in mortgage-backed securities as an alternative investment during periods of low loan demand. Mortgage-backed securities typically are issued with stated principal amounts, and the securities are backed by pools of mortgage loans with varying interest rates and maturities. The interest rate risk characteristics of the underlying pool of mortgages, as well as the prepayment risk, are passed on to the holder of the mortgage-backed securities. Consequently, in a declining interest rate environment, there is a risk that mortgage-backed securities will prepay faster than anticipated, and the Bank may not be able to reinvest the cash flow from the mortgage-backed securities into comparable yielding investments. In a rising interest rate environment, the value of the mortgage-backed securities may be impaired.

         Collateralized Mortgage Obligations ("CMOs") are typically issued by a special-purpose entity, which may be organized in a variety of legal forms, such as a trust, a corporation or a partnership. The entity aggregates pools of pass-through securities, which are used to collateralize the CMO. Once combined, the cash flows are divided into "tranches" or "classes" of individual bonds, thereby creating more predictable average duration for each bond than the underlying pass-through pools. Accordingly, under the CMO structure, all principal pay-downs from the various mortgage pools are allocated to a CMO's first class until it has been paid off, then to a second class until such class has been paid off and then to the next classes. At December 31, 1996, the mortgage-backed securities portfolio had an estimated average life of 10.6 years. If the yield curve were to shift 300 basis points immediately, the average life of these securities would extend to 11.6 years. The loans underlying the mortgage-backed securities are either guaranteed by the Federal Home Loan Mortgage

Corporation, the Federal National Mortgage Association or are private issue mortgage-backed securities which are virtually all rated AAA by nationally recognized rating services.

         Mortgage-backed securities held to maturity had an amortized cost and fair value of $665,000 and $628,000, respectively, at December 31, 1994. The Company had no mortgage-backed securities held to maturity at December 31, 1996 and 1995.

         Mortgage-backed securities available for sale are summarized as follows:


                                                                  AT DECEMBER 31,
                                  -----------------------------------------------------------------------------------
                                             1996                        1995                        1994
                                  --------------------------  --------------------------  ---------------------------
                                    AMORTIZED        FAIR       AMORTIZED        FAIR       AMORTIZED        FAIR
                                      COST           VALUE        COST           VALUE        COST           VALUE
                                   ----------     ----------  ------------   -----------  ------------    -----------
                                                                    (IN THOUSANDS)
 Collateralized mortgage
      obligations:
   Federal Home Loan Mortgage
      Corporation...............    $106,832      $105,577      $ 14,757       $ 14,682     $ 21,426      $ 20,037
   Federal National Mortgage
      Association...............      37,045        36,234        19,545         19,454       21,092        19,471
   Other collateralized
      mortgage obligations......     163,321       159,747         3,215          3,183        2,721         2,552
 Mortgage pass-throughs.........      22,672        21,870        12,440         12,456        3,159         2,943
                                    --------      --------      --------       --------     --------      --------
   Total........................    $329,870      $323,428      $ 49,957       $ 49,775     $ 48,398      $ 45,003
                                    ========      ========      ========       ========     ========      ========


         The following table sets forth activities in the Bank's mortgage-backed securities portfolios for the periods indicated:

                                                                          YEAR ENDED
                                                                           DECEMBER 31,
                                                 ----------------------------------------------------------
                                                      1996                 1995                1994
                                                 --------------       --------------      -----------------
                                                                        (IN THOUSANDS)
       Purchases of mortgage-backed securities    $   386,330             $  29,988          $  21,643
       Sales of mortgage-backed securities....         88,554                20,063                 --
       Repayments on mortgage-backed securities        16,775                 8,930              6,957
                                                  -----------             ---------          ---------
       Net increases (decreases) in
          mortgage-backed securities, gross...    $   281,001             $     995          $  14,686
                                                  ===========             =========          =========


SECURITIES ACTIVITIES

         The Board of Directors establishes the investment policy of the Bank. This policy dictates that investment decisions will be made based on the safety of the security, liquidity requirements of the Bank and potential return on the securities. The Board of Directors delegates authority to certain executive officers to carry out the Bank's investment policy. The Chief Executive Officer, Executive Vice President and Chief Financial Officer meet on an as-needed basis to make investment decisions.

         The Bank's policy permits investments in various types of liquid assets including United States Treasury obligations, securities of various federal agencies, obligations of states, certificates of deposits, time deposits and banker's acceptances of other financial institutions and Federal funds. The Bank also invests in investment grade corporate debt securities, commercial paper and other corporate obligations. The Bank does not participate in hedging programs, interest rate swaps or joint ventures and does not invest in non-investment grade bonds or high risk mortgage derivatives.

         The following table sets forth the amortized cost and market values of securities available for sale at the dates indicated:

                                                                     AT DECEMBER 31,
                                         -------------------------------------------------------------------------------
                                                    1996                       1995                      1994
                                         ------------------------- ------------------------- ---------------------------
                                          AMORTIZED   MARKET VALUE   AMORTIZED  MARKET VALUE  AMORTIZED    MARKET VALUE
                                              COST                      COST                    COST
                                         ----------   ------------ -----------  ------------ -----------   -------------
                                                                       (IN THOUSANDS)
      Debt securities:
      U.S.  Treasury securities.........    $  10,113  $     9,795  $   14,495    $  14,467    $    33,294  $  31,119
      U.S.  Government agencies.........       36,000       35,093      35,266       35,167         18,000     16,382
      Industrial and financial bonds....           --           --      13,274       13,307             --         --
      Other investment grade debt               2,111        2,074       9,204        9,299             --         --
          securities....................    ---------    ---------  ----------    ---------    -----------  ---------

          Total debt securities.........       48,224       46,962      72,239       72,240         51,294     47,501
                                            ---------    ---------  ----------    ---------    -----------  ---------
      Equity securities:
      Mutual funds......................        1,221        1,129       1,146        1,114          1,211      1,066
      Corporate equity securities.......        2,586        2,594       2,225        2,226          2,216      2,153
                                            ---------    ---------  ----------    ---------    -----------  ---------

          Total equity securities.......        3,807        3,723       3,371        3,340          3,427      3,219
                                            ---------    ---------  ----------    ---------    -----------  ---------

        Total debt and equity
          securities available for sale.    $  52,031    $  50,685  $   75,610    $  75,580    $    54,721  $  50,720
                                            =========    =========  ==========    =========    ===========  =========


         The following table sets forth certain information regarding the book values and market values of the Bank's securities held to maturity at the dates indicated:

                                                                         AT DECEMBER 31,
                                         -----------------------------------------------------------------------------
                                                    1996                      1995                       1994
                                         ------------------------ -------------------------- -------------------------
                                                          MARKET                    MARKET                     MARKET
                                          BOOK VALUE      VALUE     BOOK VALUE       VALUE     BOOK VALUE      VALUE
                                         ------------   --------- --------------   --------- -------------    --------
                                                                        (IN THOUSANDS)
      Investment Securities:
      U.S.  Treasury securities.........    $     --     $     --     $     --     $   --       $     128     $  127
      U.S.  Government agencies.........          --           --           --         --             982        958
      Industrial and financial bonds....          --           --           --         --          26,025     25,461
      Utility bonds.....................          --           --           --         --              --         --
      Other investment grade debt
          securities....................          --           --           --         --           4,773      4,694
      Corporate equity securities.......          --           --           --         --              --         --
                                            --------     --------     --------     ------       ---------     ------
        Total investment securities
          held to maturity..............    $     --     $     --     $     --     $   --       $  31,908     $31,240
                                            ========     ========     ========     ======       =========     =======

        The following table sets forth certain information regarding the carrying value, weighted average yields and maturities of the Bank's debt securities available for sale at December 31, 1996:


                                 ONE YEAR OR LESS          ONE TO FIVE YEARS        FIVE TO TEN YEARS       MORE THAN TEN YEARS
                            -------------------------- ------------------------ ------------------------ -----------------------
                                           WEIGHTED                   WEIGHTED                WEIGHTED                 WEIGHTED
                              CARRYING      AVERAGE      CARRYING      AVERAGE    CARRYING     AVERAGE     CARRYING     AVERAGE
                                VALUE        YIELD         VALUE        YIELD       VALUE       YIELD        VALUE       YIELD
                            ----------- -------------- ------------ ----------- ----------- -----------  ----------- -----------

                                                                                            (DOLLARS IN THOUSANDS)

U.S.  Treasury securities..   $ --            --%       $ 5,002         5.12%    $  5,111      5.63%          $--           --%

U.S.  Government
  securities...............     --            --         11,000         4.86         --          --         25,000        7.27

Other investment grade
  securities...............     --            --           --            --          --          --          2,111        5.56
                              --------    ---------     -------      -------     --------    -------       -------     -------

 Total.....................   $ --            --%       $16,002         4.94%    $  5,111      5.63%       $27,111        7.14%
                              ========                  =======                  ========                  =======



                                                    TOTAL SECURITIES
                                          -----------------------------------
                               REMAINING                            WEIGHTED
                               YEARS TO     CARRYING     MARKET      AVERAGE
                               MATURITY       VALUE       VALUE       YIELD
                            ------------- ----------- ----------- -----------



U.S.  Treasury securities..      4.06       $10,113     $ 9,795         5.38%

U.S.  Government
  securities...............     10.53        36,000      35,093         6.53

Other investment grade
  securities. .............     20.79         2,111       2,074         5.56
                                            -------     -------     --------

 Total.....................                 $48,224     $46,962         6.25%
                                            =======     =======

         There were no investment securities (exclusive of obligations of the U.S. Government and federal agencies) issued by any one entity with a total carrying value in excess of 10% of retained earnings at December 31, 1996.


SOURCES OF FUNDS

         GENERAL. Deposits, repayments of loans and mortgage-backed securities, maturities of securities and securities sales are the primary sources of the Bank's funds for use in lending, investing and for other general purposes. During 1996, the Company primarily utilized borrowings to provide liquidity as necessary rather than sell securities. At December 31, 1996, there were no borrowings outstanding. In the event that the Bank is not able to generate sufficient funds from its customer base, it has available unused lines of credit totaling $46.0 million from the Federal Home Loan Bank ("FHLB") of New York.

         DEPOSITS. The Bank offers a variety of deposit accounts having a range of interest rates and terms. The Bank's deposits consist of savings accounts, Super NOW, money market, checking accounts and time deposits. The flow of deposits is influenced significantly by general economic conditions, changes in prevailing interest rates and competition. The Bank's deposits are obtained primarily from the areas in which its banking offices are located. Management determines the Bank's deposit rates based upon market conditions and local competition. The Bank does not use brokers to obtain deposits, relying primarily on customer service and long-standing relationships with customers to attract and retain these deposits. Time deposits in excess of $100,000 are not actively solicited by the Bank.

         The following table presents the deposit activity of the Bank for the periods indicated:

                                                        YEAR ENDED DECEMBER 31,
                                       -------------------------------------------------------
                                            1996                1995                 1994
                                       ------------         -------------     ----------------
                                                           (IN THOUSANDS)
Deposits.......................        $ 2,232,851          $ 2,570,384          $   964,722
Withdrawals....................          1,916,344            2,550,102              977,416
                                       -----------          -----------          -----------
Net change in deposits.........            316,507 (1)           20,282 (2)          (12,694)
Interest credited on deposits..             30,710               13,742               10,683
                                       -----------          -----------          -----------
Total increase (decrease)
  in deposits..................        $   347,217          $    34,024          $    (2,011)
                                       ===========          ===========          ===========

-------------------------

(1) Includes $414.8 million in deposits assumed in connection with the Bank's acquisition of the Acquired Branches from First Nationwide.

(2) Includes $21.8 million in deposits assumed in connection with the Bank's acquisition of the Central Valley branch.

         The following table sets forth the distribution of the Bank's deposit accounts at the dates indicated and the weighted average nominal interest rates for each category of deposits presented.

                                                    AT DECEMBER 31,
                       -------------------------------------------------------------------------------------------------
                                      1996                           1995                            1994
                       ------------------------------ ------------------------------  ----------------------------------
                                             WEIGHTED                       WEIGHTED                          WEIGHTED
                                   PERCENT    AVERAGE              PERCENT   AVERAGE              PERCENT      AVERAGE
                                  OF TOTAL    NOMINAL             OF TOTAL   NOMINAL             OF TOTAL      NOMINAL
                         AMOUNT   DEPOSITS     RATE     AMOUNT    DEPOSITS    RATE      AMOUNT   DEPOSITS       RATE
                        -------- ----------  -------- ---------  ---------- --------   -------- ----------   -----------
                                                          (DOLLARS IN THOUSANDS)
    Demand accounts:
      Savings
       accounts......  $193,702      26.3%      3.28% $128,696       33.1%    3.00%   $142,066       40.0%     3.00%
      NOW accounts...    39,242       5.3       2.00    16,833        4.3     2.00      15,154        4.3      1.75
      Checking
       accounts......    47,441       6.5        --     37,290        9.6      --       29,728        8.4       --
                        -------   -------              -------    -------              -------    -------
        Total........   280,385      38.1              182,819       47.0              186,948       52.7

    Money market
    accounts.........    52,004       7.1       4.25    44,353       11.4     3.21      42,229       11.9      3.88

    Time deposits:
      Within 1 year..   293,472      39.9       5.21   117,374       30.2     5.34      85,548       24.1      4.28
      Due 1 year to
      3 years........    51,568       7.0       5.44    25,772        6.6     5.62      23,056        6.5      5.22
      Over 3 years...    25,027       3.4       6.08     7,342        1.9     5.92       9,925        2.8      5.36
      $100,000 or
       more..........    33,705       4.5       5.45    11,284        2.9     5.47       7,214        2.0      4.71
                        -------   -------              -------    -------              -------    -------
        Total........   403,772      54.8       5.31   161,772       41.6     5.42     125,743       35.4      4.56
                        -------   -------              -------    -------              -------    -------

        Total
         deposits....   $736,161    100.0%      4.18%  $388,944     100.0%    3.70%   $354,920      100.0%     3.35%
                        ========  =======              ========   =======             ========    =======

         At December 31, 1996, the Bank had outstanding $33.7 million in time deposits in amounts of $100,000 or more maturing as follows:
                                                               AMOUNT
                                                           -------------
MATURITY PERIOD                                            (IN THOUSANDS)
---------------
Three months or less.................................          $ 6,892
Over three through six months........................            8,852
Over six through 12 months...........................            8,914
Over 12 months.......................................            9,047
                                                               -------
  Total..............................................          $33,705
                                                               =======

         The following table presents by various rate categories the amount of time deposits outstanding at the dates indicated:

                                                                  AT DECEMBER 31,
                                        -------------------------------------------------------------
                                                1996                 1995                    1994
                                        ------------------   -------------------   ------------------
   INTEREST RATE RANGE                                           (IN THOUSANDS)
   -------------------
   3.00% to 3.99%....................      $      2,867          $      2,341          $     46,882
   4.00% to 4.99%....................           127,307                46,698                30,775
   5.00% to 5.99%....................           219,088                66,160                39,454
   6.00% to 6.99%....................            45,342                46,488                 8,548
   7.00% to 7.99%....................             9,117                    85                    84
   8.00% to 8.99%....................                51                    --                    --
                                           ------------          ------------          ------------
       Total.........................      $    403,772          $    161,772          $    125,743
                                           ============          ============          ============

BORROWINGS

         During 1996, the Bank utilized borrowings to provide liquidity rather than sell securities. During 1996, the sale of securities would have resulted in a loss due to market conditions. During the fourth quarter of 1996, market conditions improved and the Bank decided to sell securities to repay borrowings and provide liquidity. During the second quarter of 1995, the Bank entered into repurchase agreements with maturities ranging from three months to one year and utilized these borrowings to increase its investments in securities available for sale and mortgage-backed securities available for sale. At December 31, 1995, all borrowings had been repaid. The Bank may also obtain advances from the FHLB as an alternative to retail deposit funds or repurchase agreements and may do so in the future as part of its operating strategy. FHLB advances may also be used to acquire certain other assets as may be deemed appropriate for investment purposes. These advances would be collateralized primarily by certain of the Bank's mortgage loans and mortgage-backed securities and secondarily by the Bank's investment in capital stock of the FHLB. See "Regulation -- Regulation of Federal Savings Associations -- Federal Home Loan Bank System." Such advances may be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the FHLB will advance to member institutions, including the Bank, fluctuates from time to time in accordance with the policies of the OTS and the FHLB. At December 31, 1996, the maximum amount of FHLB advances available to the Bank was $46.0 million, based on the Bank's current investment in FHLB stock.

SUBSIDIARY ACTIVITIES

         MSB Financial Services, Inc. ("MSB Financial"), a wholly-owned subsidiary of the Bank, offers a full range of investment and insurance products and services. As part of the Acquisition of the First Nationwide Branches, MSB Financial acquired substantially all of the assets and liabilities related First Nationwide's subsidiaries, FN Investment Center and FN Investment Center of New York, which also offer a full range of investment and insurance products and services.

         The Company organized a wholly-owned subsidiary corporation, MSB Travel, in January 1996, to offer travel services to the Bank's customers. MSB Travel acquired the travel business of a travel agency located in Middletown, New York.


SAVINGS BANK LIFE INSURANCE

         As an agent bank, the Bank offers Savings Bank Life Insurance ("SBLI") to its customers up to the legal maximum of $50,000 per insured individual and, as a trustee bank, offers an additional $350,000 in group coverage per insured under SBLI's Financial Institution Group Life Insurance policy. Fees generated from SBLI are not significant, although management believes that offering SBLI is beneficial to the Bank's relationship with its depositors and the general public.


PERSONNEL

         At December 31, 1996, the Bank had 200 full-time employees and 69 part-time employees. The employees are not represented by a collective bargaining unit, and the Bank considers its relationship with its employees to be good.

                           FEDERAL AND STATE TAXATION

FEDERAL TAXATION

         GENERAL. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Bank.

         The Bank has in the past filed a consolidated tax return with its subsidiary MSB Financial. Generally, the Bank is subject to a maximum federal tax rate of 34 percent. The Company filed a 1995 consolidated tax return including the Bank and MSB Financial.

         BAD DEBT RESERVES. Prior to the enactment, on August 20, 1996, of the Small Business Job Protection Act of 1996 (the "1996 Act"), for federal income tax purposes, thrift institutions such as the Bank, which met certain definitional tests primarily relating to their assets and the nature of their business, were permitted to establish tax reserves for bad debt and to make annual additions thereto, which additions could, within specified limitations, be deducted in arriving at their taxable income. The Bank's deduction with respect to "qualifying loans," which are generally loans secured by certain interests in real property, could be computed using an amount based on a six-year moving average of the Bank's actual loss experience (the "Experience Method"), or a percentage equal to 8.0% of the Bank's taxable income (the "PTI Method"), computed without regard to this deduction and with additional modifications and reduced by the amount of any permitted addition to the non-qualifying reserve. Similar deductions for additions to the Bank's bad debt reserve are permitted under the New York State Bank Franchise Tax; however, for purposes of this tax, the effective allowable percentage under the PTI Method is 32% rather than 8%.

         Under the 1996 Act, the PTI Method was repealed and the Bank, as a "large bank" (one with assets having an adjusted basis of more than $500 million), will be unable to make additions to its tax bad debt reserve and will be permitted to deduct bad debts only as they occur and will be required to recapture (i.e., take into income) over a six-year period, beginning with the Bank's taxable year beginning January 1, 1996, the excess of the balance of its bad debt reserves (other than the supplemental reserve) as of December 31, 1995, over the balance of such reserves as of December 31, 1987. However, under the 1996 Act, such recapture requirements will be suspended for each of the two successive taxable years beginning January 1, 1996, in which the Bank originates a minimum amount of certain residential loans during such years that is not less than the average of the principal amounts of such loans made by the Bank during its six taxable years preceding January 1, 1996. The New York State tax law has been amended to prevent a similar recapture of the Bank's New York State tax liability.

         DISTRIBUTIONS. To the extent that the Bank makes "non-dividend distributions" to shareholders, such distributions will be considered to result in distributions from the balance of its bad debt reserve as of December 31, 1987 and then from the supplemental reserve for losses on loans ("Excess Distributions"), and an amount based on the Excess Distributions will be included in the Bank's taxable income. Non-dividend distributions include distributions in excess of the Bank's current and accumulated earnings and profits, distributions in redemption of stock and distributions in partial or complete liquidation. However, dividends paid out of the Bank's current or accumulated earnings and profits, as calculated for federal income tax purposes, will not be considered to result in a distribution from the Bank's bad debt reserves.

         The amount of additional taxable income created from an Excess Distribution is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Thus, approximately one and one-half times the amount so used would be includable in gross income for federal income tax purposes, assuming a 34% corporate income tax rate.


STATE AND LOCAL TAXATION

         The Company is subject to the New York State Franchise Tax on Banking Corporations in an annual amount equal to the greater of (i) 9% of the Company's "entire net income" allocable to New York State during the taxable year, or (ii) the applicable alternative minimum tax. The alternative minimum tax is generally the greatest of (a) 0.01 % of the value of the Bank's assets allocable to New York State with certain modifications, (b) 3% of the Bank's "alternative entire net income" allocable to New York State, or (c) $250. Entire net income is similar to federal taxable income, subject to certain modifications (including the fact that net operating losses cannot be carried back or carried forward) and alternative entire net income is equal to entire net income without certain deductions.

         A Metropolitan Commuter Transportation District Surcharge on the New York State Franchise Tax on banking corporations doing business within the District has been applied since 1982. The Company does all of its business within the District and is subject to this surcharge rate of 17%.

         As a Delaware business corporation, the Company is required to file annual returns and pay annual fees and an annual franchise tax to the State of Delaware. These taxes and fees are not material. For purposes of New York State tax law, the Company and the Bank file a combined return.

                                   REGULATION

GENERAL

         Prior to October 27, 1995, the Bank was a New York state-chartered savings bank and subject to extensive regulation, examination and supervision by the Superintendent of Banks of the State of New York, as the Bank's primary regulator, and the Federal Deposit Insurance Corporation ("FDIC"), as its deposit insurer. In addition, as a bank holding company, the Company was subject to the regulation, examination and supervision of the Federal Reserve Board ("FRB"). With the conversion of the Bank to a federal savings bank on October 27, 1995, the Office of Thrift Supervision ("OTS") replaced the Superintendent of Banks of the State of New York as the Bank's chartering authority and primary regulator and the FRB as the Company's primary regulator. As a federal savings bank, the Bank is subject to regulation, examination and supervision by the OTS and continues to be subject to the back-up examination and supervision of the FDIC as its deposit insurer. The Bank is a member of the Bank Insurance Fund ("BIF"), and its deposit accounts are insured up to applicable limits by the FDIC. The Bank pays deposit insurance assessments to both the BIF and the Savings Association Insurance Fund ("SAIF"). The Bank is also a member of the FHLB of New York. The Bank must file reports with the OTS and the FDIC concerning its activities and financial condition, and it must obtain regulatory approvals prior to entering into certain transactions, such as mergers with, or acquisitions of, other depository institutions. The OTS and the FDIC conduct periodic examinations to assess the Bank's compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which a savings association can engage and is intended primarily for the protection of the insurance fund and depositors. The Company, as a savings and loan holding company, files certain reports with, and otherwise complies with, the rules and regulations of the OTS and of the Commission under the federal securities laws.

         The OTS and the FDIC have significant discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such policies, whether by the OTS, the FDIC or the Congress, could have a material adverse impact on the Company, the Bank, and the operations of both.

         The following discussion is intended to be a summary of the material statutes and regulations applicable to savings associations and their holding companies, and it does not purport to be a comprehensive description of all such statutes and regulations.

REGULATION OF SAVINGS AND LOAN HOLDING COMPANIES

         The Company as a savings and loan holding company is subject to OTS regulations, examinations, supervision and reporting requirements. In addition, the OTS has enforcement authority over the Company and any of its non-savings association subsidiaries. Among other things, this authority permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the financial safety, soundness or stability of a subsidiary savings association.

         The Home Owners' Loan Act, as amended ("HOLA"), prohibits a savings and loan holding company, directly or indirectly, or through one or more subsidiaries, from acquiring another savings association or holding company thereof, without prior written approval of the OTS; acquiring or retaining, with certain exceptions, more than 5.0% of a non-subsidiary savings association, a non-subsidiary holding company or a non-subsidiary company engaged in activities other than those permitted by HOLA; or acquiring or retaining control of a depository institution that is not insured by the FDIC. In evaluating an application by a holding company to acquire a savings association, the OTS must consider the financial and managerial resources and future prospects of the company and savings association involved, the effect of the acquisition on the risk to the insurance funds, the convenience and needs of the community and competitive factors.

         As a unitary savings and loan holding company, the Company generally is not restricted under existing laws as to the types of business activities in which it may engage, provided that the Bank continues to satisfy the qualified thrift lender ("QTL") test. See "-- Regulation of Federal Savings Associations -- QTL Test" for a discussion of the QTL requirements. Upon any non-supervisory acquisition by the Company of another savings association or savings bank that meets the QTL test, that is deemed to be a savings association by the OTS and that will held as a separate subsidiary, the Company would become a multiple savings and loan holding company and would be subject to limitations on the types of business activities in which it could engage. HOLA limits the activities of a multiple savings and loan holding company and its non-insured association subsidiaries primarily to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, as amended ("BHC Act"), subject to the prior approval of the OTS, and to other activities authorized by OTS regulation.

         The OTS is prohibited from approving any acquisition that would result in a multiple savings and loan holding company controlling savings associations in more than one state, subject to two exceptions: an acquisition of a savings association in another state (i) in a supervisory transaction, and (ii) pursuant to authority under the laws of the state of the association to be acquired that specifically permit such acquisitions. The conditions imposed upon interstate acquisitions by those states that have enacted authorizing legislation vary. Some states impose conditions of reciprocity, which have the effect of requiring that the laws of both the state in which the acquiring holding company is located (as determined by the location of its subsidiary savings association) and the state in which the association to be acquired is located, have each enacted legislation allowing its savings associations to be acquired by out-of-state holding companies on the condition that the laws of the other state authorize such transactions on terms no more restrictive than those imposed on the acquirer by the state of the target association. Some of these states also impose regional limitations, which restrict such acquisitions to states within a defined geographic region. Other states allow full nationwide banking without any condition of reciprocity. Some states do not authorize interstate acquisitions of savings associations.

         Transactions between the Bank and the Company and its other subsidiaries would be subject to various conditions and limitations. See "-- Regulation of Federal Savings Associations -- Transactions with Related Parties." The Bank would have to give 30-days written notice to the OTS prior to any declaration of the payment of any dividends or other capital distributions to the Company. See "-- Regulation of Federal Savings Associations -- Limitation on Capital Distributions."

         Under various industry restructuring legislative proposals that have been introduced in the Congress, all federal savings banks would be required to convert to national or state bank charters by January 1, 1998 and would thereafter be subject to regulation as commercial banks. All savings and loan holding companies, in turn, would be required to register as bank holding companies under the BHC Act, and those holding companies that were not unitary savings and loan holding companies on September 13, 1995 would become subject to the activities restrictions set forth in the BHC Act as well as the restrictions on affiliations with entities primarily engaged in securities underwriting contained in the Glass-Steagall Act ("GSA"). While the outcome of the ongoing efforts to merge the thrift industry into the banking industry and to reorganize and consolidate the federal regulatory structure are uncertain at this time, the foregoing proposal, if enacted, would cause the Company to be regulated once again as a bank holding company. As such, the Company would be subject to examination, regulation and periodic reporting under the BHC Act, as administered by the FRB. However, given that until October 27, 1995 the Company was registered as a bank holding company and had been subject to the various provisions of the BHC Act and the GSA, it is not anticipated that any legislation that would cause the Company to once again become regulated as a bank holding company would have any negative material impact on its business or operations.

REGULATION OF FEDERAL SAVINGS ASSOCIATIONS

         BUSINESS ACTIVITIES. The Bank derives its lending and investment powers from the HOLA, and the regulations of the OTS thereunder. Under these laws and regulations, the Bank may invest in mortgage loans secured by residential and commercial real estate, commercial and consumer loans, certain types of debt securities, and certain other assets. The Bank may also establish service corporations that may engage in activities not otherwise permissible for the Bank, including certain real estate equity investments and securities and insurance brokerage. These investment powers are subject to various limitations, including: (i) a prohibition against the acquisition of any corporate debt security that is not rated in one of the four highest rating categories; (ii) a limit of 400% of an association's capital on the aggregate amount of loans secured by nonresidential real estate property; (iii) a limit of 10% of an association's assets on the aggregate amount of commercial loans; (iv) a limit of 35% of an association's assets on the aggregate amount of consumer loans and acquisitions of certain debt securities; (v) a limit of 5.0% of assets on the aggregate amount of non-conforming loans (loans in excess of the specific limitations of HOLA); and (vi) a limit of the greater of 5.0% of assets or an association's capital on the aggregate amount of certain construction loans made for the purpose of financing what is or is expected to become residential property.

         LOANS TO ONE BORROWER. Under HOLA, savings associations are generally subject to the same limits on loans to one borrower as are imposed on national banks. Generally, under these limits, a savings association may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of the association's unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if such loan or extension of credit is fully secured by readily-marketable collateral. Such collateral is defined to include certain debt and equity securities and bullion, but generally does not include real estate. At December 31, 1996, the Bank's limit on loans to one borrower was $6.4 million. At December 31, 1996, the Bank's largest aggregate amount of loans to one borrower was $5.9 million, and the second largest borrower had an aggregate balance of $3.8 million.

         QTL TEST. HOLA requires a savings association to meet a QTL test. Under the QTL test, a savings association is required to maintain at least 65% of its "portfolio assets" in certain "qualified thrift investments" in at least 9 months of the most recent 12-month period. "Portfolio assets" means, in general, an association's total assets less the sum of (i) specified liquid assets up to 20% of total assets, (ii) certain intangibles, including goodwill and credit card and purchased mortgage servicing rights, and (iii) the value of property used to conduct the association's business. "Qualified thrift investments" includes various types of loans made for residential and housing purposes, investments related to such purposes, including certain mortgage-backed and related securities, and consumer loans up to 10% of the association's portfolio assets. At December 31, 1996, the Bank maintained 88.8% of its portfolio assets in qualified thrift investments. The Bank had also met the QTL test in all of the prior 12 months and was, therefore, a qualified thrift lender.

         A savings association that fails the QTL test must either operate under certain restrictions on its activities or convert to a bank charter. The initial restrictions include prohibitions against (i) engaging in any new activity not permissible for a national bank, (ii) paying dividends not permissible under national bank regulations, (iii) obtaining new advances from any FHLB, and (iv) establishing any new branch office in a location not permissible for a national bank in the association's home state. In addition, within one year of the date a savings association ceases to meet the QTL test, any company controlling the association would have to register under, and become subject to the requirements of, the BHC Act. If the savings association does not re-qualify under the QTL test within the three-year period after it failed the QTL test, it would be required to terminate any activity and to dispose of any investment not permissible for a national bank and would have to repay as promptly as possible any outstanding advances from an FHLB. A savings association that has failed the QTL test may re-qualify under the QTL test and be free of such limitations, but it may do so only once.

         CAPITAL REQUIREMENTS. The OTS regulations require savings associations to meet three minimum capital standards: a tangible capital ratio requirement of 1.5% of total assets as adjusted under the OTS regulations, a leverage ratio requirement of 3.0% of core capital to such adjusted total assets, and a risk-based capital ratio requirement of 8.0% of core and supplementary capital to total risk-based assets. The 3.0% core capital requirement has been effectively superseded by the OTS' prompt corrective action regulations, which impose a 4.0% core capital requirement for treatment as an "adequately capitalized" thrift and a 5.0% core capital requirement for treatment as a "well capitalized" thrift. See "-- Prompt Corrective Regulatory Action." In determining the amount of risk-weighted assets for purposes of the risk-based capital requirement, a savings association must compute its risk-based assets by multiplying its assets and certain off-balance sheet items by risk-weights, which range from 0% for cash and obligations issued by the United States Government or its agencies to 100% for consumer and commercial loans, as assigned by the OTS capital regulation based on the risks OTS believes are inherent in the type of asset.

         Tangible capital is defined, generally, as common stockholder's equity (including retained earnings), certain non-cumulative perpetual preferred stock and related earnings, minority interests in equity accounts of fully consolidated subsidiaries, less intangibles other than certain purchased mortgage servicing rights and investments in and loans to subsidiaries engaged in activities not permissible for a national bank. Core capital is defined similarly to tangible capital, but core capital also includes certain qualifying supervisory goodwill and certain purchased credit card relationships. Supplementary capital currently includes cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible debt securities, subordinated debt and intermediate preferred stock and the allowance for loan and lease losses. The allowance for loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets, and the amount of supplementary capital that may be included as total capital cannot exceed the amount of core capital.

         The OTS has adopted regulations that require a savings association with "above normal" interest rate risk to deduct a portion of capital from its total capital to account for the "above normal" interest rate risk when determining its compliance with the risk-based capital requirement. A savings association's interest rate risk is measured by the decline in the net portfolio value of its assets (i.e., the difference between incoming and outgoing discounted cash flows from assets, liabilities and off-balance sheet contracts) resulting from a hypothetical 2.0% increase or decrease in market rates of interest, divided by the estimated economic value of the association's assets, as calculated in accordance with guidelines set forth by the OTS. At the times when the 3-month Treasury bond equivalent yield falls below 4.0%, an association may compute its interest rate risk on the basis of a decrease equal to one-half of that Treasury rate rather than on the basis of 2.0%. A savings association whose measured interest rate risk exposure exceeds 2.0% would be considered to have "above normal" risk. The interest rate risk component is an amount equal to one-half of the difference between the association's measured interest rate risk and 2.0%, multiplied by the estimated economic value of the association's assets. That dollar amount is deducted from an association's total capital in calculating compliance with its risk-based capital requirement. Any required deduction for interest rate risk becomes effective on the last day of the third quarter following the reporting date of the association's financial data on which the interest rate risk was computed. The regulations authorize the Director of the OTS to waive or defer an association's interest rate risk component on a case-by-case basis. The OTS has not yet implemented the regulatory requirement for associations to deduct an interest-rate risk component in calculating their risk-based capital. At December 31, 1996, the Bank was not required to maintain any additional risk-based capital under this rule.

         At December 31, 1996, the Bank met each of the OTS capital requirements, in each case on a fully phased-in basis. The table below presents the Bank's regulatory capital as compared to the OTS regulatory capital requirements at December 31, 1996:

                                                     TANGIBLE                   CORE                 RISK-BASED
                                                --------------------    ---------------------    --------------------
                                                 AMOUNT     PERCENT      AMOUNT      PERCENT      AMOUNT     PERCENT
                                                --------   ---------    ---------   ---------    --------   ---------
                                                                      (DOLLARS IN THOUSANDS)
Capital as calculated under GAAP...........     $  70,944       9.0%    $  70,944      9.0%      $  70,944       20.7%
Deduct goodwill............................        32,835       4.2        32,835      4.2          32,835         9.6
Add qualifying general loan loss allowance,
   as limited by regulation................            --        --            --       --           1,960         0.6
Add net unrealized loss on securities
   available for sale, net of taxes........         4,677       0.6         4,677      0.6           4,677         1.4
                                                   ------     -----        ------    -----          ------       -----
Capital, as calculated.....................        42,786       5.4        42,786      5.4          44,746        13.1
Capital, as required.......................        11,813       1.5        31,501      4.0          27,339         8.0
                                                   ------     -----        ------    -----          ------       -----
Excess.....................................     $  30,973       3.9%    $  11,285      1.4%      $  17,407         5.1%
                                                =========     =====     =========    =====       =========       =====


         LIMITATION ON CAPITAL DISTRIBUTIONS. OTS regulations currently impose limitations upon capital distributions by savings associations, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to stockholders of another institution in a cash-out merger, and other distributions charged against capital. At least 30-days written notice must be given to the OTS of a proposed capital distribution by a savings association, and capital distributions in excess of specified earnings or by certain institutions are subject to approval by the OTS. An association that has capital in excess of all fully phased-in regulatory capital requirements before and after a proposed capital distribution and that is not otherwise restricted in making capital distributions, could, after prior notice but without the approval of the OTS, make capital distributions during a calendar year equal to the greater of (i) 100% of its net earnings to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (the excess capital over its fully phased-in capital requirements) at the beginning of the calendar year, or (ii) 75% of its net earnings for the previous four quarters. Any additional capital distributions would require prior OTS approval. In addition, the OTS can prohibit a proposed capital distribution, otherwise permissible under the regulation, if the OTS has determined that the association is in need of more than normal supervision or if it determines that a proposed distribution by an association would constitute an unsafe or unsound practice. Furthermore, under the OTS prompt corrective action regulations, the Bank would be prohibited from making any capital distribution if, after the distribution, the Bank failed to meet its minimum capital requirements, as described above. See "-- Prompt Corrective Regulatory Action."

         The OTS has proposed regulations that would simplify the existing procedures governing capital distributions by savings associations. Under the proposed regulations, the approval of the OTS would be required only for an association that is deemed to be in troubled condition or that is undercapitalized or would be undercapitalized after the capital distribution. A savings association would be able to make a capital distribution without notice to or approval of the OTS if it is not held by a savings and loan holding company, is not deemed to be in troubled condition, has received either of the two highest composite supervisory ratings and would continue to be adequately capitalized after such distribution. Notice would have to be given to the OTS by any association that is held by a savings and loan holding company or that had received a composite supervisory rating below the highest two composite supervisory ratings. An association's capital rating would be determined under the prompt corrective action regulations. See "-- Prompt Corrective Regulatory Action."

         LIQUIDITY. The Bank is required to maintain an average daily balance of liquid assets (cash, certain time deposits, bankers' acceptances, specified United States Government, state or federal agency obligations, shares of certain mutual funds and certain corporate debt securities and commercial paper) equal to a monthly average of not less than a specified percentage of its net withdrawable deposit accounts plus short-term borrowings. This liquidity requirement may be changed from time to time by the OTS to any amount within the range of 4.0% to 10% depending upon economic conditions and the savings flows of member institutions, and is currently 5.0%. OTS regulations also require each savings association to maintain an average daily balance of short-term liquid assets at a specified percentage (currently 1.0%) of the total of its net withdrawable deposit accounts and borrowings payable in one year or less. Monetary penalties may be imposed for failure to meet these liquidity requirements. The Bank's liquidity ratio at December 31, 1996 was 8.9%, which exceeded the applicable requirements. The Bank has never been subject to monetary penalties for failure to meet its liquidity requirements.

         ASSESSMENTS. Savings associations are required by OTS regulation to pay assessments to the OTS to fund the operations of the OTS. The general assessment, paid on a semi-annual basis, is computed upon the savings association's total assets, including consolidated subsidiaries, as reported in the association's latest quarterly Thrift Financial Report.

         BRANCHING. Subject to certain limitations, HOLA and the OTS regulations permit federally chartered savings associations to establish branches in any state of the United States. The authority to establish such a branch is available (i) in states that expressly authorize branches of savings associations located in another state and (ii) to an association that qualifies as a "domestic building and loan association" under the Code, which imposes qualification requirements similar to those for a "qualified thrift lender" under HOLA. See "-- QTL Test." The authority for a federal savings association to establish an interstate branch network would facilitate a geographic diversification of the association's activities. This authority under HOLA and the OTS regulations preempts any state law purporting to regulate branching by federal savings associations.

         COMMUNITY REINVESTMENT. Under the Community Reinvestment Act ("CRA"), as implemented by OTS regulations, a savings association has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OTS, in connection with its examination of a savings association, to assess the association's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such association. The CRA also requires all institutions to make public disclosure of their CRA ratings. The Bank received a "Satisfactory" CRA rating in its most recent examination.

         In April 1995, the OTS and the other federal banking agencies adopted amendments revising their CRA regulations. Among other things, the amended CRA regulations substitute for the prior process-based assessment factors a new evaluation system that would rate an institution based on its actual performance in meeting community needs. In particular, the proposed system would focus on three tests: (i) a lending test, to evaluate the institution's record of making loans in its service areas; (ii) an investment test, to evaluate the institution's record of investing in community development projects, affordable housing and programs benefiting low or moderate income individuals and businesses; and (iii) a service test, to evaluate the institution's delivery of services through its branches, automated teller machines ("ATMs") and other offices. Small savings associations are to be assessed pursuant to a streamlined approach focusing on a lesser range of information and performance standards. The term "small savings association" is defined as including associations with less than $250 million in assets or an affiliate of a holding company with banking and thrift assets of less than $1.0 billion, which would include the Bank. The amended CRA regulations also clarify how an institution's CRA performance would be considered in the application process.

         TRANSACTIONS WITH RELATED PARTIES. The Bank's authority to engage in transactions with its "affiliates" is limited by the OTS regulations and by Sections 23A and 23B of the Federal Reserve Act ("FRA"). In general, an affiliate of the Bank is any company that controls the Bank or any other company that is controlled by a company that controls the Bank, excluding the Bank's subsidiaries other than those that are insured depository institutions. The OTS regulations prohibit a savings association (i) from lending to any of its affiliates that is engaged in activities that are not permissible for bank holding companies under Section 4(c) of the BHC Act and (ii) from purchasing the securities of any affiliate other than a subsidiary. Section 23A limits the aggregate amount of transactions with any individual affiliate to 10% of the capital and surplus of the savings association and also limits the aggregate amount of transactions with all affiliates to 20% of the savings association's capital and surplus. Extensions of credit to affiliates are required to be secured by collateral in an amount and of a type described in Section 23A, and the purchase of low quality assets from affiliates is generally prohibited.
Section 23B provides that certain transactions with affiliates, including loans and asset purchases, must be on terms and under circumstances, including credit underwriting standards, that are substantially the same or at least as favorable to the association as those prevailing at the time for comparable transactions with nonaffiliated companies. In the absence of comparable transactions, such transactions may only occur under terms and circumstances, including credit standards, that in good faith would be offered to or would apply to nonaffiliated companies.

         The Bank's authority to extend credit to its directors, executive officers and 10% stockholders, as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the FRA and Regulation O of the FRB thereunder. Among other things, these provisions require that extensions of credit to insiders (i) be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features and (ii) not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of the association's capital. An exception is made for loans to executive officers made on the same terms widely available to employees of the association or on terms that are not preferential to executive officers. In addition, extensions of credit to insiders in excess of certain limits must be approved by the association's board of directors.

         ENFORCEMENT. Under the FDI Act, the OTS has primary enforcement responsibility over savings associations and has the authority to bring enforcement action against all "institution-affiliated parties," including any controlling stockholder or any stockholder, attorney, appraiser and accountant who knowingly or recklessly participates in any violation of applicable law or regulation or breach of fiduciary duty or certain other wrongful actions that causes or is likely to cause a more than a minimal loss or other significant adverse effect on an insured savings association. Civil penalties cover a wide range of violations and actions and range from $5,000 for each day during which violations of law, regulations, orders and certain written agreements and conditions continue, up to $1,000,000 per day for such violations if the person obtained a substantial pecuniary gain as a result of such violation or knowingly or recklessly caused a substantial loss to the institution. Criminal penalties for certain financial institution crimes include fines of up to $10 million and imprisonment for up to 30 years. In addition, regulators have substantial discretion to take enforcement action against an institution that fails to comply with its regulatory requirements, particularly with respect to its capital requirements. Possible enforcement actions range from the imposition of a capital plan and capital directive to receivership, conservatorship or the termination of deposit insurance. Under the FDI Act, the FDIC has the authority to recommend to the Director of OTS that enforcement action be taken with respect to a particular savings association. If action is not taken by the Director of the OTS, the FDIC has authority to take such action under certain circumstances.

         STANDARDS FOR SAFETY AND SOUNDNESS. The FDI Act, as amended by the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") and the Riegle Community Development and Regulatory Improvement Act of 1994 ("Community Development Act"), requires the OTS, together with the other federal bank regulatory agencies, to prescribe standards, by regulations or guidelines, relating to internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, asset quality, earnings, stock valuation and compensation, fees and benefits and such other operational and managerial standards as the agencies deem appropriate. The OTS and the federal bank regulatory agencies adopted, effective August 9, 1995, a set of guidelines prescribing safety and soundness standards pursuant to FDICIA as amended. The guidelines establish general standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth and compensation, fees and benefits. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director or principal stockholder. The OTS and the other agencies determined that stock valuation standards were not appropriate. In addition, the OTS adopted regulations that authorize, but do not require, the OTS to order an institution that has been given notice by the OTS that it is not satisfying any of such safety and soundness standards to submit a compliance plan. If, after being so notified, an institution fails to submit an acceptable compliance plan or fails in any material respect to implement an accepted compliance plan, the OTS must issue an order directing action to correct the deficiency and may issue an order directing other actions of the types to which an undercapitalized association is subject under the "prompt corrective action" provisions of FDICIA. See "-- Prompt Corrective Regulatory Action." If an institution fails to comply with such an order, the OTS may seek to enforce such order in judicial proceedings and to impose civil money penalties. The OTS and the federal bank regulatory agencies also proposed guidelines for asset quality and earnings standards.

         REAL ESTATE LENDING STANDARDS. The OTS and the other federal banking agencies adopted regulations to prescribe standards for extensions of credit that (i) are secured by real estate or (ii) are made for the purpose of financing the construction of improvements on real estate. The OTS regulations require each savings association to establish and maintain written internal real estate lending standards that are consistent with safe and sound banking practices and appropriate to the size of the association and the nature and scope of its real estate lending activities. The standards also must be consistent with accompanying OTS guidelines, which include loan-to-value ratios for the different types of real estate loans. Associations are also permitted to make a limited amount of loans that do not conform to the proposed loan-to-value limitations so long as such exceptions are reviewed and justified appropriately. The guidelines also list a number of lending situations in which exceptions to the loan-to-value standards are justified.

         PROMPT CORRECTIVE REGULATORY ACTION. Under the OTS prompt corrective action regulations, the OTS is required to take certain, and is authorized to take other, supervisory actions against undercapitalized savings associations. For this purpose, a savings association would be placed in one of five categories based on the association's capital. Generally, a savings association is treated as "well capitalized" if its ratio of total capital to risk-weighted assets is at least 10.0%, its ratio of Tier 1 (core) capital to risk-weighted assets is at least 6.0%, its ratio of Tier 1 (core) capital to total assets is at least 5.0%, and it is not subject to any order or directive by the OTS to meet a specific capital level. A savings association will be treated as "adequately capitalized" if its ratio of total capital to risk-weighted assets is at least 8.0%, its ratio of Tier 1 (core) capital to risk-weighted assets is at least 4.0%, and its ratio of Tier 1 (core) capital to total assets is at least 4.0% (3.0% if the association receives the highest rating on the CAMEL financial institutions rating system). A savings association that has a total risk-based capital of less than 8.0% or a leverage ratio or a Tier 1 (core) capital ratio that is less than 4.0% (3.0% leverage ratio if the association receives the highest rating on the CAMEL financial institutions rating system) is considered to be "undercapitalized." A savings association that has a total risk-based capital of less than 6.0% or a Tier 1 (core) risk-based capital ratio or a leverage ratio of less than 3.0% is considered to be "significantly undercapitalized." A savings association that has a tangible capital to assets ratio equal to or less than 2.0% is deemed to be "critically undercapitalized." The elements of an association's capital for purposes of the prompt corrective action regulations are defined generally as they are under the regulations for minimum capital requirements. See "-- Capital Requirements."

         The severity of the action authorized or required to be taken under the prompt corrective action regulations increases as an association's capital deteriorates within the three undercapitalized categories. All associations are prohibited from paying dividends or other capital distributions or paying management fees to any controlling person if, following such distribution, the association would be undercapitalized. An undercapitalized association is required to file a capital restoration plan within 45 days of the date the association receives notice that it is within any of the three undercapitalized categories. The OTS is required to monitor closely the condition of an undercapitalized association and to restrict the asset growth, acquisitions, branching and new lines of business of such an association. Significantly undercapitalized associations are subject to restrictions on compensation of senior executive officers; such an association may not, without OTS consent, pay any bonus or provide compensation to any senior executive officer at a rate exceeding the officer's average rate of compensation (excluding bonuses, stock options and profit-sharing) during the 12 months preceding the month when the association became undercapitalized. A significantly undercapitalized association may also be subject, among other things, to mandated changes in the composition of its board of directors or senior management, additional restrictions on transactions with affiliates, restrictions on acceptance of deposits from correspondent associations, further restrictions on asset growth, restrictions on rates paid on deposits, forced termination or reduction of activities deemed risky and any further operational restrictions deemed necessary by the OTS.

         If one or more grounds exist for appointing a conservator or receiver for an association, the OTS may require the association to issue additional debt or stock, sell assets, be acquired by a depository association holding company or combine with another depository association. The OTS and the FDIC have a broad range of grounds under which they may appoint a receiver or conservator for an insured depository association. Under FDICIA, the OTS is required to appoint a receiver (or with the concurrence of the FDIC, a conservator) for a critically undercapitalized association within 90 days after the association becomes critically undercapitalized or, with the concurrence of the FDIC, to take such other action that would better achieve the purposes of the prompt corrective action provisions. Such alternative action can be renewed for successive 90-day periods. However, if the association continues to be critically undercapitalized on average during the quarter that begins 270 days after it first became critically undercapitalized, a receiver must be appointed, unless the OTS makes certain findings with which the FDIC concurs and the Director of the OTS and the Chairman of the FDIC certify that the association is viable. In addition, an association that is critically undercapitalized is subject to more severe restrictions on its activities, and is prohibited, without prior approval of the FDIC from, among other things, entering into certain material transactions or paying interest on new or renewed liabilities at a rate that would significantly increase the association's weighted average cost of funds.

         Where appropriate, the OTS can impose corrective action by a savings and loan holding company under the "prompt corrective action" provisions of FDICIA.

         INSURANCE OF DEPOSIT ACCOUNTS. The deposits of the Bank are insured by the Bank Insurance Fund ("BIF") except for those attributable to the Bank's acquisition of deposits from institutions insured by the Savings Association Insurance Fund ("SAIF"), including First Nationwide. On September 30, 1996, the Deposit Insurance Funds Act of 1996 (the "Funds Act") was enacted into law. The Funds Act amended the Federal Deposit Insurance Act in several ways to recapitalize the SAIF and reduce disparity in the assessment rates for BIF and the SAIF.

         The Funds Act authorized the FDIC to impose a special assessment on all institutions with SAIF-assessable deposits in the amount necessary to re-capitalize the SAIF. As implemented by the FDIC, the special assessment has been fixed, subject to adjustment, at 0.657% of an institution's SAIF-assessable deposits, and the special assessment was paid on November 27, 1996. The special assessment was based on the amount of SAIF-assessable deposits held at March 31, 1995, as adjusted under the Funds Act. For the Bank, the special assessment on the deposits held on March 31, 1995, and on the deposits acquired from First Nationwide (for which the Bank assumed the liability for the special SAIF assessment as part of the acquisition cost of such deposits), amounted to $2.9 million (before giving effect to any tax benefits).

         The Funds Act also provides that the FDIC cannot assess regular insurance assessments for an insurance fund unless required to maintain or to achieve the designated reserve ratio of 1.25%, except on those of its member institutions that are not classified as "well capitalized" or that have been found to have "moderately severe" or "unsatisfactory" financial, operational or compliance weaknesses. The Bank has not been so classified by the FDIC or the OTS. In view of the re-capitalization of the SAIF, the FDIC reduced the assessment rates for SAIF-assessable deposits for periods beginning on October 1, 1996. As would be effective for the SAIF-assessable deposits of a BIF-insured institution, such as the Bank, the reduced assessment rates range from 0% to 0.27% of deposits.

         In addition, the Funds Act expanded the assessment base for the payment on the bonds ("FICO bonds") issued in the late 1980s by the Financing Corporation to re-capitalize the now defunct Federal Savings and Loan Insurance Corporation. Beginning January 1, 1997, the deposits of both BIF- and SAIF-insured institutions will be assessed for the payments on the FICO bonds. Until December 31, 1999, or such earlier date on which the last savings association ceases to exist, the rate of assessment for BIF-assessable deposits shall be one-fifth of the rate imposed on SAIF-assessable deposits. The FDIC has reported that the annual rates of assessment for the payments on the FICO bonds will be 0.013% for BIF-assessable deposits and 0.0648% for SAIF-assessable deposits for the semi-annual period beginning on January 1, 1997.

         PROPOSED REGULATION AS A NATIONAL BANK. The Funds Act requires the Secretary of the Treasury to conduct a study of the relevant factors with respect to the development of a common charter for all insured depository institutions and the abolition of separate charters for banks and thrifts and to report the Secretary's conclusions and findings to the Congress on or before March 31, 1997. Two bills have been introduced in Congress to eliminate the federal thrift charter, with one requiring the federal thrift to convert to a bank charter and the other giving the federal thrift the option to convert to a national or state chartered bank or to a state savings and loan association. It is uncertain at this time whether or when any of these proposals will be enacted or, if enacted, how long the transition period that federal savings banks will have in which to convert.

         In the event that such legislation were enacted and it required the Bank to convert to a national bank charter, the Bank would become subject to regulation by the Office of the Comptroller of the Currency ("OCC") under the provisions of the National Bank Act. While the lending limits, capital requirements, CRA requirements, transactions with affiliates restrictions, and prompt corrective action guidelines for federal savings banks and national banks are essentially the same, the Bank would be regulated somewhat differently in other respects as a national bank. The commercial loan and other investment limits applicable to federally-chartered thrifts would no longer apply, and the Bank would not be required to satisfy the QTL test set forth in the HOLA. The amount of capital distributions that a national bank can make is slightly different from those that may be made by a federal savings bank. Under the National Bank Act, a national bank may pay dividends from "net profits then on hand," which the OCC has defined as retained earnings (including surplus in excess of required amounts that is derived from and transferred back to retained earnings).

         National banks are also subject to different regulation as to their ability to establish and operate branch offices. Whereas a federal savings bank possesses, subject to certain limitations, full intra-state and inter-state branching authority, national banks are currently permitted to branch only on an intra-state basis to the same extent as state-chartered banks in their states. National banks will not be able to establish inter-state branches generally until June 1, 1997, and then only through mergers with banks located in other states. De novo interstate branching and interstate branching through branch purchases will only be allowed if expressly authorized by the laws of the host state where the national bank seeks to branch.

         FEDERAL HOME LOAN BANK SYSTEM. The Bank is a member of the FHLB of New York, which is one of the regional FHLBs composing the FHLB System. Each FHLB provides a central credit facility primarily for its member institutions. The Bank, as a member of the FHLB of New York, is required to acquire and hold shares of capital stock in the FHLB of New York in an amount at least equal to the greater of 1.0% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year or 1/20 of its advances (borrowings) from the FHLB of New York. The Bank was in compliance with this requirement with an investment in FHLB of New York stock at December 31, 1996, of $2.4 million. Any advances from a FHLB must be secured by specified types of collateral, and all long-term advances may be obtained only for the purpose of providing funds for residential housing finance.

         The FHLBs are required to provide funds for the resolution of insolvent thrifts and to contribute funds for affordable housing programs. These requirements could reduce the amount of earnings that the FHLBs can pay as dividends to their members and could also result in the FHLBs imposing a higher rate of interest on advances to their members. If dividends were reduced, or interest on future FHLB advances increased, the Bank's net interest income would likely also be reduced.

         FEDERAL RESERVE SYSTEM. The Bank is subject to provisions of the FRA and the FRB's regulations pursuant to which depository institutions may be required to maintain non-interest-earning reserves against their deposit accounts and certain other liabilities. Currently, reserves must be maintained against transaction accounts (primarily NOW and regular checking accounts). The FRB regulations generally require that reserves be maintained in the amount of 3.0% of the aggregate of transaction accounts up to $49.3 million. The amount of aggregate transaction accounts in excess of $49.3 million are currently subject to a reserve ratio of 10.0%, which ratio the FRB may adjust between 8.0% and 12%. The FRB regulations currently exempt $4.4 million of otherwise reservable balances from the reserve requirements, which exemption is adjusted by the FRB at the end of each year. The Bank is in compliance with the foregoing reserve requirements. Because required reserves must be maintained in the form of either vault cash, a non-interest-bearing account at a Federal Reserve Bank, or a pass-through account as defined by the FRB, the effect of this reserve requirement is to reduce the Bank's interest-earning assets. The balances maintained to meet the reserve requirements imposed by the FRB may be used to satisfy liquidity requirements imposed by the OTS. FHLB System members are also authorized to borrow from the Federal Reserve discount window, but FRB regulations require such institutions to exhaust all FHLB sources before borrowing from a Federal Reserve Bank.


                        EXECUTIVE OFFICERS OF THE COMPANY

         WILLIAM C. MYERS - Mr. Myers is the Chairman of the Board, President and Chief Executive Officer of the Company. Mr. Myers also serves as Chairman of the Board of MSB Financial. Effective October 1, 1993, Mr. Myers was elected Chairman of the Board of Directors of the Company and the Bank. Mr. Myers joined the Bank in 1971. Mr. Myers is 51 years old, and his term as director expires in 1998.

         GILL MACKAY - Mr. Mackay was appointed Executive Vice President, Chief Operating Officer and Treasurer on January 1, 1993. Prior to that, Mr. Mackay served as Senior Vice President, Finance and Chief Financial Officer since 1989. He joined the Bank in 1984 as Assistant Vice President of Accounting. Mr. Mackay is 50 years old.

         ANTHONY J. FABIANO - Mr. Fabiano was appointed Senior Vice President and Chief Financial Officer effective January 1, 1996. Prior to that, Mr. Fabiano served as Vice President, Finance and Chief Financial Officer since January 1, 1993. He joined the Bank in May 1992 as Vice President, Finance. Prior to that, he was a senior manager with KPMG Peat Marwick, a public accounting firm. Mr. Fabiano is 36 years old.

         KAREN S. DELUCA - Mrs. DeLuca joined the Bank in 1985 and has served as the Corporate Secretary since 1991. Prior to that, she served as the Assistant Corporate Secretary. Mrs. DeLuca is 48 years old.

         The term of office of each executive officer extends until the Annual Meeting of the Board of Directors and until his or her successor is elected and duly qualified, the office is abolished or he or she is removed. Except as described in Part III hereof, there are no agreements or understandings between the Company and any person pursuant to which such person has been elected as an executive officer.

ITEM 2.  PROPERTIES

         The Company's offices are located at 35 Matthews Street, Goshen, New York. At December 31, 1996, the Bank conducted its business through 16 full-service banking offices as follows:

                                                                                    NET BOOK
                                                                                    VALUE AT        DEPOSITS AT
                                         LEASED/                  LEASE             DECEMBER         DECEMBER
           LOCATION                       OWNED              EXPIRATION DATE        31, 1996         31, 1996
-----------------------------      -----------------      ------------------  -----------------  -----------------
                                                                    (IN THOUSANDS)
Home Office
35 Matthews Street                         Owned                 N/A                   $3,786         $   41,001
Goshen, NY 10924

4 South Street                             Owned                 N/A                    1,545            119,843
Middletown, NY 10940

Route 211 East                      Building is owned,        9/15/2015                   727             55,821
Middletown, NY 10940                  land is leased

205 East Main Street                       Owned                 N/A                    1,000             93,109
Port Jervis, NY 12771

300 Route 17M & Still Road                 Owned                 N/A                      555             43,972
Monroe, NY 10950

156 A-B Dolson Avenue                     Leased             06/10/97(1)                   36             27,184
Middletown, NY 10940

800 Broadway                               Owned                 N/A                      489             16,329
Newburgh, NY 12550

Union Avenue                              Leased               11/30/04                    46             20,024
Newburgh, NY 12550

401 Chester Mall                    Building is owned,         6/30/08                    493             14,230
Chester, NY 10918                     land is leased

Rt. 32 Estrada Road                        Owned                 N/A                      581             19,654
Central Valley, New York

9 Mahopac Plaza                            Owned                 N/A                      403             43,169
Mahopac, NY  10541

96 Gleneida Avenue                         Owned                 N/A                      355             41,084
Carmel, NY  10512

21 East Main Street                        Owned                 N/A                      227             29,999
Washingtonville, NY 10992

51 Main Street                             Owned                 N/A                      449             38,999
Warwick, NY 10990

285 Broadway                               Owned                 N/A                      594             60,244
Monticello, NY 12701

74 North Main Street                       Owned                 N/A                      210             71,499
Liberty, NY 12754                                                                                      ---------

 Total                                                                                                $  736,161
                                                                                                      ==========

------------------------

(1)  The Bank holds two five-year options to renew the lease until July 2007.
(2) The Bank's lease agreements are operating leases. The net book value at December 31, 1996 represents the net book value of leasehold improvements on the leased properties.

ITEM 3.  LEGAL PROCEEDINGS

         Except as described below, the Bank is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Such routine legal proceedings in the aggregate are believed by management to be immaterial to the Company's financial condition and results of operations.

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

         The Company and its directors are defendants in a lawsuit, KAHN BROTHERS & CO., INC. ET AL. V. MSB BANCORP, INC. ET AL., commenced by stockholders in the Delaware Court of Chancery, New Castle County, on or about November 22, 1995. The plaintiffs, who own in excess of 5% of the outstanding shares of the Common Stock and purport to represent a class consisting of all stockholders except the stockholder defendants, allege that the defendant directors breached their duty of care by failing to become fully informed about the proposals of HUBCO, Inc. ("HUBCO"); breached their duty of disclosure to stockholders by not notifying the public or the Company's stockholders of HUBCO's proposals; and breached their duty of good faith and fair representation by, among other things, not investigating whether the Acquisition constituted a reasonable alternative for building stockholder value. The plaintiffs further allege that the Company's offering of Common Stock in connection with the Acquisition (the "Common Stock Offering") was not intended to enhance stockholder value, but rather was for the purpose of diluting the ownership and voting strength of existing stockholders and further entrenching existing management and the Board. The plaintiffs sought to enjoin the Common Stock Offering and are also seeking damages equal to the difference between the market price of the Common Stock on September 7, 1995, and $35 (approximately $14,989,000 in the aggregate) or, in the alternative, the difference between the market price of the Common Stock on October 26, 1995, and $25 (approximately $7,394,000 in the aggregate), including interest and attorneys' and other professional fees. In connection with this action, plaintiffs filed a motion seeking expedited discovery and scheduling. On December 6, 1995, in response to the plaintiffs' motion for expedited proceedings, which was treated by the court as an application for a temporary restraining order with respect to the Common Stock Offering, the court denied the plaintiffs' application for such order. On December 12, 1995, the court denied the plaintiffs' motion for re-argument. On December 18, 1995, the Company filed an answer denying all of the substantive allegations in the complaint and seeking, among other things, an order dismissing the complaint with prejudice. Plaintiffs amended their complaint to include allegations relating to an unsolicited merger proposal received by the Company from the First Empire State Corporation ("First Empire") on December 28, 1995. Specifically, the amended complaint alleges, among other things, that the Company's Board of Directors, in breach of its duties of care, loyalty and disclosure, relied on the advice of Bear, Stearns & Co., Inc. ("Bear Stearns"), the Company's financial advisor and underwriter for the Offering, knowing that Bear Stearns could not render independent financial advice regarding the First Empire proposal. The plaintiffs are seeking alternative damages based on these allegations in an amount equal to the difference between the market price of the Common Stock on December 28, 1995 and $26 (approximately $11,560,000 in the aggregate). The Company filed its amended answer on February 1, 1996 denying all of the substantive allegations in the amended complaint and seeking, among other things, an order dismissing the amended complaint with prejudice. The parties have engaged in substantial written discovery and plaintiffs have deposed four of the directors and have requested the depositions of certain of the remaining director defendants. The Company intends to continue to vigorously contest the allegations of wrongdoing in this action.

         While the Company believes that it has meritorious defenses in these legal actions and is vigorously defending these suits, the legal responsibility and financial impact with respect to these litigation matters cannot presently be ascertained, and accordingly there is a risk that the final resolution of these matters could result in the payment of monetary damages which would be material in relation to the consolidated financial condition or results of operations of the Company. The Company does not believe that the likelihood of such a result is probable and has not yet established any specific litigation reserves with respect to such matters.


ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II


ITEM 5.  MARKET FOR REGISTRANTS' COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Common Stock has been traded on the American Stock Exchange under the symbol "MBB" since September 19, 1996. Prior to that time, the Common Stock had been traded on the NASDAQ National Market System under the symbol "MSBB" since September 3, 1992. On February 24, 1997, the last reported high and low sale prices of the Common Stock, as reported on the American Stock Exchange, were $18 7/8 and $18 7/8, respectively. As of December 31, 1996, the Company had approximately 658 stockholders of record. The following table sets forth the high and low closing sale prices for the Common Stock, and the cash dividends declared with respect thereto, for the periods indicated.

                                                                   PRICE RANGE          CASH DIVIDEND
                                                             -----------------------     DECLARED PER
                                                                HIGH          LOW        COMMON SHARE
                                                             ----------   ----------     ------------
Fiscal year ended December 31, 1994:
   First Quarter.........................................    $   18 3/4   $  17 1/4      $     0.10
   Second Quarter........................................        22          17 1/4            0.10
   Third Quarter.........................................        21 3/4      19 5/8            0.13
   Fourth Quarter........................................        21 3/4      20                0.13


Fiscal year ended December 31, 1995:
   First Quarter.........................................        23          20 1/2            0.15
   Second Quarter........................................        24 1/2      22                0.15
   Third Quarter.........................................        26 3/4      24                0.15
   Fourth Quarter........................................        27 1/4      17 1/2            0.15

Fiscal year ended December 31, 1996:
   First Quarter.........................................        22          17                0.15
   Second Quarter........................................        18 1/4      15                0.15
   Third Quarter.........................................        17 1/2      15 3/4            0.15
   Fourth Quarter........................................        19 5/8      15 1/2            0.15


         The Company has paid a regular quarterly cash dividend on its Common Stock since April 30, 1993 and declared a cash dividend of $0.15 per share for each of the first, second, third and fourth quarters of 1996 and 1995. The Board of Directors of the Company presently intends to continue the payment of regular quarterly cash dividends on the Common Stock. However, the timing and amount of future dividends will be within the discretion of the Board of Directors of the Company and will depend on the earnings of the Company and its subsidiaries, their financial condition, liquidity and capital requirements, applicable governmental regulations and policies and other factors deemed relevant by the Board of Directors.

         The ability of savings associations to pay dividends is regulated by OTS regulations and, in certain cases, requires OTS approval. The OTS also has the authority to prohibit a savings association from engaging in an activity that, in the OTS' opinion, constitutes an unsafe or unsound practice for conducting business. Depending upon the financial condition of a savings association, payment of dividends could be deemed to constitute such an unsafe or unsound practice. In addition, a savings association may not pay a dividend or otherwise make a capital distribution if the payment thereof would cause such savings association to fail to satisfy its capital requirements. See "Regulation -- Regulation of Federal Savings Associations -- Limitation on Capital Distributions."

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL INFORMATION


         The following tables set forth selected consolidated historical financial data of the Company at or for (i) each of the years in the three year period ended December 31, 1996 and the years ended September 30, 1993 and 1992 (the "Year End Data") and (ii) the 12 months ended December 31, 1993. The "Financial Condition Data," "Operations Data" and certain "Performance Ratios" contained in the Year End Data at or for the year ended December 31, 1996, has been derived from financial statements audited by KPMG Peat Marwick LLP, the Company's independent auditors. The historical "Financial Condition Data," "Operations Data" and certain "Performance Ratios" contained in the Year End Data for each of the years in the two years ended December 31, 1995 and for each of the years in the two year period ended September 30, 1993 and the "Financial Condition Data" at December 31, 1993 are derived from financial statements that have been audited by Nugent & Haeussler, P.C., the Company's independent public accountants for those periods. All other information contained in the Year End Data, and the information at or for the 12 months ended December 31, 1993 are unaudited.

                                                                           AT OR FOR THE
                                               AT OR FOR THE                 12 MONTHS
                                                 YEAR ENDED                    ENDED       AT OR FOR THE YEAR ENDED
                                                DECEMBER 31,                DECEMBER 31,           SEPTEMBER 30,
                                 ----------------------------------------  ------------  ---------------------------
                                     1996          1995          1994         1993(1)        1993           1992
                                 ------------  ------------  ------------  ------------  ------------   ------------
    FINANCIAL CONDITION DATA:                                       (IN THOUSANDS)
      Total assets.............    $ 820,916     $ 454,126     $ 405,928     $ 409,429     $ 417,332      $ 421,300
      Investment securities
        held to maturity.......           --            --        31,908       143,448       162,699        176,889
      Securities available for
        sale...................       50,685        75,580        50,720         6,115         5,268         27,262
      Mortgage-backed
        securities.............      323,428        49,775        45,668        34,437        26,323          9,930
      Loans, net...............      338,491       280,512       231,075       182,712       172,270        169,344
      Deposits.................      736,161       388,944       354,920       356,931       359,703        371,429
      Stockholders' equity.....       70,790        43,996        39,624        43,430        44,055         42,294

   OPERATIONS DATA:
      Total interest and
        dividend income........       54,350        29,151        24,514        25,403        26,215         27,300
      Interest expense.........       30,793        15,183        10,772        11,281        11,902         15,539
                                   ---------     ---------     ---------     ---------     ---------      ---------
        Net interest income....       23,557        13,968        13,742        14,122        14,313         11,761
      Provision for loan losses        1,400           483           119           355           527          1,681
                                   ---------     ---------     ---------     ---------     ---------      ---------
      Net interest income
        after provision for
        loan losses.............      22,157        13,485        13,623        13,767        13,786         10,080
                                   ---------     ---------     ---------     ---------     ---------      ---------
      Net realized gains
       (losses) on securities...           4          (142)           51           725         1,147          1,969
      Market value adjustments
        on securities held for
        sale...................           --            --            --          (193)          (12)          (452)
      Unrealized loss on loans
        held for sale............         --            --          (190)           --            --             --
      Net realized gain (loss)
        on loan  sales.........          151            44          (523)          551           605             66
      Service fees and charges.        3,768         2,248         2,280         2,585         2,542          2,027
      Other non-interest income          104            18           135            71            32            824
                                   ---------     ---------     ---------     ---------     ---------      ---------
        Non-interest income....        4,027         2,168         1,753         3,739         4,314          4,434
                                   ---------     ---------     ---------     ---------     ---------      ---------
      Salaries and employee
        benefits...............        8,304         5,771         6,073         6,389         6,373          5,767
      Occupancy and equipment..        3,145         2,415         2,346         2,465         2,557          2,166
      SAIF recapitalization
        assessment.............        2,925            --            --            --            --             --
        Restructuring expenses.           --            --         1,578            --            --             --
        Other non-interest
        expenses...............        8,995         3,484         3,723         3,844         3,946          3,434
                                   ---------     ---------     ---------     ---------     ---------      ---------
        Non-interest expense...       23,369        11,670        13,720        12,698        12,876         11,367
                                   ---------     ---------     ---------     ---------     ---------      ---------
      Income before income tax
        expense................        2,815         3,983         1,656         4,808         5,224          3,147
      Income tax expense.......        1,104         1,622           626         2,165         2,312          1,337
                                   ---------     ---------     ---------     ---------     ---------      ---------
      Income before cumulative
        effect of accounting
        change.................        1,711         2,361         1,030         2,643         2,912          1,810
      Cumulative effect of
        accounting change (2)..           --            --           117            --           483           (682)
                                   ---------     ---------     ---------     ---------     ---------      ---------

       Net income...............   $   1,711     $   2,361     $   1,147     $   2,643     $   3,395      $   1,128
                                   =========     =========     =========     =========     =========      =========

------------------------
  (1)In July 1993, the Company changed its fiscal year-end from September 30 to December 31. The three months ended December 31, 1993 represented a transition period. The Company's 1994 fiscal year began on January 1, 1994. For purposes of comparing the results of operations for fiscal 1994, the Company believes it is meaningful to use the 12 months ended December 31, 1993 (unaudited) as the basis for that comparison.
  (2)Represents a change in the accounting for investment securities in 1994, income taxes in 1993 and post-retirement benefits in 1992.


                                              AT OR FOR THE YEAR              AT OR FOR    AT OR FOR THE YEAR ENDED
                                               ENDED DECEMBER 31,              THE 12            SEPTEMBER 30,
                                    --------------------------------------  MONTHS ENDED   -------------------------
                                                                             DECEMBER 31,
                                        1996          1995         1994        1993(1)         1993          1992
                                    -----------   -----------  -----------  -----------    -----------   -----------
                                                    (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
 PERFORMANCE RATIOS:
 Return on average assets(2)....          0.21%      0.54%        0.28%        0.64%          0.82%         0.30%
 Return on average stockholders'
   equity(2)....................          2.42       5.62         2.75         6.05           7.82          4.03
 Average stockholders' equity to
   average assets...............          8.48       9.52        10.26        10.58          10.44          7.43
 Stockholders' equity to total
   assets.......................          8.62       9.69         9.76        10.61          10.56         10.04
 Average interest rate spread...          2.71       2.77         3.14         3.24           3.25          2.88
 Net interest margin............          3.07       3.35         3.58         3.65           3.67          3.33
 Operating expenses to average
   assets(3)....................          2.42       2.61         2.93         3.02           3.07          2.98
 Dividend payout ratio(4).......        272.73      43.17        69.70        20.98          10.93            --
 Tangible book value per share at
   end of period................    $    11.05    $ 26.04    $   22.32    $   24.57      $   24.12       $    --
 Earnings per share(2)..........          0.22       1.39         0.66         1.43           1.83            --
 REGULATORY CAPITAL RATIOS OF
   THE BANK (5)
 Tier 1 leverage capital........           5.4%       9.7%       11.0%        10.4%          10.3%          9.8%
 Total risk-based capital.......          13.1       19.1        21.8         23.8           24.0          23.3
 ASSET QUALITY RATIOS AND OTHER
 DATA
 Total non-performing loans.....    $    4,775    $ 2,961   $   1,766   $    1,158     $      978    $    2,885
 Foreclosed real estate.........           915        806         716        1,301          1,397         1,372
                                    ----------    -------   ---------   ----------     ----------    ----------
 Total non-performing assets....    $    5,690    $ 3,767   $   2,482   $    2,459     $    2,375    $    4,257
                                    ==========    =======   =========   ==========     ==========    ==========
 Ratio of non-performing loans to
   total loans..................          1.40%      1.05%      0.76%        0.63%          0.56%         1.68%
 Ratio of non-performing assets
   to total assets..............          0.69       0.83       0.61         0.60           0.57          1.01
 Ratio of net charge-offs during
   the period to average loans
   outstanding during the
   period.......................          0.36       0.11       0.06         0.16           0.18          0.77
 Ratio of allowance for loan
   losses to netloans receivable
   at the end of the period.....          0.58       0.59       0.63         0.80           0.83          0.71
 Ratio of allowance for loan
   losses to total non-performing
   assets at the end of the
   period.......................         34.45      44.04      58.78        59.62          60.51         28.40
 Ratio of allowance for loan
   losses to non-performing loans
   at the end of the period.....         41.05      56.03      82.62       126.60         146.93         41.91

------------------------

(1) In July 1993, the Company changed its fiscal year-end from September 30 to December 31. The three months ended December 31, 1993 represented a transition period. The Company's 1994 fiscal year began on January 1, 1994. For purposes of comparing the results of operations for fiscal 1994, the Company believes it is meaningful to use the 12 months ended December 31, 1993 (unaudited) as the basis for that comparison.
(2) Includes a $2.9 million pre-tax charge for SAIF assessment in 1996 and a $1.6 million pre-tax charge for restructuring expenses in the fourth quarter of 1994.
 (3) Excludes write-downs of real estate owned and, in 1996 a $2.9 million SAIF assessment and in 1994, $1.6 million of restructuring expenses.
(4)  Dividends declared per share divided by earnings per share.
(5) For periods prior to 1995, the ratios are calculated under the regulatory capital regulations of the FDIC, which are substantially identical, as applied to the Bank, to the OTS capital requirements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         The following discussion is designed to provide a better understanding of the results of operations and the financial condition of the Company. This discussion should be read in conjunction with the information included under "Selected Consolidated Financial Information" and "Business" and the Consolidated Financial Statements and the related notes thereto included elsewhere in this Form 10-K.

GENERAL

         In connection with the Conversion of the Bank from a mutual savings bank to a stock savings bank on September 3, 1992, the Company sold 1,840,000 shares of Common Stock at $10.00 per share to the public and utilized $8.4 million of the $16.9 million net proceeds from the Conversion offering to acquire all of the common stock of the Bank. On January 10, 1996, the Company sold 1,100,000 shares of Common Stock at $18 per share and 600,000 shares of its Series A Preferred Stock at $21.60 per share. On February 7, 1996 the Company sold an additional 105,000 shares of Common Stock pursuant to the underwriters' exercise of their over-allotment option. The issuance and sales of the shares of Common Stock and Series A Preferred Stock on January 10 and February 7 are hereinafter referred to, collectively, as the "Offering." Net proceeds from the Offering amounted to approximately $32.0 million. The purpose of the Offering was to raise a significant portion of the additional capital necessary to permit the Bank to qualify as "adequately capitalized" for regulatory capital purposes immediately following the Acquisition.

         During 1994, the Company announced plans to repurchase up to 5.0% or 84,134 shares of its outstanding Common Stock. This repurchase program was completed during the second quarter of 1995. At December 31, 1996, the Company had 211,064 shares of treasury stock that were purchased at a cost of $4.1 million.

         Management's strategy is to increase stockholder value by remaining a community bank and growing both internally and through acquisitions of other institutions or branches of other institutions while not precluding consideration of other strategic alternatives that could increase stockholder value. In furtherance of that strategic direction, the Bank has, from time to time, approached financial institutions in its market areas seeking to acquire one or more branches from such institutions and submitted proposals to acquire one or more branches from such other institutions. In 1995, the Bank initiated discussions with the seller of the Central Valley branch, which resulted in the signing of a definitive agreement to acquire that branch in April 1995. The acquisition of that branch closed on November 10, 1995, with the Bank thereby assuming approximately $21.8 million in deposits. In addition, the Company entered into the First Nationwide Agreement during 1995. The Acquisition closed on January 12, 1996 with the Bank assuming $414.8 million of deposits. The Bank also acquired the branch facilities and operating assets at a purchase price of $2.9 million and certain deposit-related loans with a face value of $1.0 million.

         In deploying the funds acquired by the Bank through acquisitions, the Bank has emphasized the origination of one- to four-family residential mortgage loans and commercial mortgage loans while seeking to limit credit and interest rate risk. The Bank generally limits its lending activities to its market area and retains only ARM loans in its portfolio and sells fixed rate loans that it originates in the secondary market. As part of its effort to increase its mortgage loan originations, the Bank (i) during 1994, began using loan originators who are compensated on a commission basis, (ii) hired a business development officer to increase commercial loan originations and (iii) restructured the lending department, thereby reducing considerably the processing time period between a loan commitment and a loan closing. These efforts in part resulted in total mortgage loan originations of $100.1 million, $64.7 million and $79.5 million for the years ended December 31, 1996, 1995 and 1994, respectively.

         The Bank's results of operations are dependent primarily on net interest income, which is the difference between the interest income earned on its loan and securities portfolios and its cost of funds, consisting primarily of the interest paid on its deposits. The Bank's operating expenses principally consist of employee compensation, occupancy expenses, federal deposit insurance premiums and other general and administrative expenses. The Bank's results of operations are also significantly affected by its periodic provision for loan losses, write-downs of real estate owned and securities held for sale and, in 1994, by realized losses on loan sales. Such results are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government policies and actions of regulatory authorities.

INTEREST RATE SENSITIVITY

         The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are "interest rate sensitive" and by monitoring an institution's interest rate sensitivity "gap." An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. During a period of rising interest rates, a negative gap would tend to adversely affect net interest income while a positive gap would tend to result in an increase in net interest income. During a period of falling interest rates, a negative gap would tend to result in an increase in net interest income while a positive gap would tend to adversely affect net interest income.

         The following table sets forth the amount of interest-earning assets and interest-bearing liabilities outstanding at December 31, 1996, which are anticipated by the Company, based upon certain assumptions, to reprice or mature in each of the future time periods shown. The amounts of assets and liabilities which reprice or mature during a particular period were determined in accordance with the earlier of the term to repricing or the contractual terms of the asset.

         The table is intended to provide an approximation of the projected repricing of assets and liabilities at December 31, 1996 on the basis of contractual maturities, anticipated prepayments and scheduled rate adjustments within a three-month period and subsequent selected time intervals. The loan amounts in the table reflect principal balances expected to be redeployed and/or repriced as a result of contractual amortization and contractual rate adjustments on adjustable-rate loans. Assumed annual run-off rates for Money Market accounts were 50% in the three months to one year category and 50% in the one to three year category and for NOW accounts and regular savings and statement savings accounts were 60% in the one to three year category and 20% thereafter. The assumptions used are based on historical experience and other data available to the Company and may not be indicative of future run-off rates, which are impacted by, among other things, customer preferences and competitive pricing decisions. Certain shortcomings are inherent in the methods of analysis presented in the table setting forth the maturing and repricing of interest-earning assets and interest-bearing liabilities. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates while interest rates on other types of assets may lag behind changes in market rates. Additionally, certain assets, such as adjustable-rate loans, have features which restrict changes in interest rates both on a short-term basis and over the life of the asset. Further, in the event of a change in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed in calculating the table. Finally, the ability of many borrowers to make scheduled payments on their adjustable-rate loans may decrease in the event of an interest rate increase. As a result, the actual effect of changing interest rates may differ from that presented in the table.

                                                               YEAR ENDED DECEMBER 31, 1996
                            ------------------------------------------------------------------------------------------------
                                          MORE THAN      MORE THAN     MORE THAN     MORE THAN
                            3 MONTHS      3 MONTHS        1 YEAR        3 YEARS       5 YEARS      MORE THAN
                            AND LESS      TO 1 YEAR     TO 3 YEARS     TO 5 YEARS   TO 10 YEARS     10 YEARS        TOTAL
                            --------      ---------     ----------     ----------   -----------     --------        -----
                                                                (DOLLARS IN THOUSANDS)
INTEREST-EARNING ASSETS:
Mortgage loans(1)         $   56,787    $  112,359     $   68,382     $   45,385    $   22,320    $    7,531    $  312,764
Other loans(1)                 8,662         3,805          7,955          2,139            44           312        22,917
Federal funds                 32,590            --             --             --            --            --        32,590
Investment securities(2)      13,807            --          6,002             --         7,222        25,000        52,031
Mortgage-backed
  securities(2)               51,880        24,696         62,807         61,187        50,190        79,110       329,870
                            --------      --------       --------       --------      --------      --------      --------
Total interest-earning
  assets                  $  163,726    $  140,860     $  145,146     $  108,711    $   79,776    $  111,953    $  750,172

Less:

Net deferred loan fees            --            --             --             --            --             5             5
                            --------      --------       --------       --------      --------      --------      --------
Net interest-earning
  assets                  $  163,726    $  140,860     $  145,146     $  108,711    $   79,776    $  111,948    $  750,167
INTEREST-BEARING
LIABILITIES:
Savings accounts                  --            --        116,222         38,740        38,740            --       193,702
Super NOW accounts                --            --         23,546          7,848         7,848            --        39,242
Money market accounts             --        26,002         26,002             --            --            --        52,004
Time deposits                 84,425       233,705         57,258         28,384            --            --       403,772
ESOP obligations                 432            --             --             --            --            --           432
Escrow accounts                1,387           462             --             --            --            --         1,849
                            --------      --------       --------       --------      --------      --------      --------
Total interest-bearing
  liabilities             $   86,244    $  260,169     $  223,028     $   74,972    $   46,588    $       --    $  691,001
Interest sensitivity gap  $   77,482    $ (119,309)    $  (77,882)    $   33,739    $   33,188    $  111,948        59,166
Cumulative interest
  sensitivity gap             77,482       (41,827)      (119,709)       (85,970)      (52,782)       59,166
Cumulative interest
  sensitivity
  gap as a percent  of
  total assets                  9.44%        (5.10)%       (14.58)%       (10.47)%       (6.43)%        7.21%
Cumulative net
  interest-earning assets
  as a percent of
  interest-bearing
  liabilities                 189.84%         87.93%         78.98%         86.66%        92.36%      108.56%

------------------------

(1) For purposes of the gap analysis, mortgage and other loans are not reduced by the allowance for loan losses but are reduced for non-accrual loans.
(2) Investment securities include securities held to maturity, securities available for sale and trading securities. For purposes of the gap analysis, securities and mortgage-backed securities are shown at amortized cost.




ANALYSIS OF NET INTEREST INCOME

         Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon the volume of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them.

         The following table sets forth certain information relating to the Company's balance sheets and statements of operations at and for the years ended December 31, 1996, 1995 and 1994, and reflects the average yield (not on a tax equivalent basis) on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. The average balances of securities available for sale are calculated based on amortized cost. The yields and costs include fees which are considered adjustments to yields.

                                                                       YEAR ENDED DECEMBER 31,
                                 ----------------------------------------------------------------------------------
                                                  1996                                        1995
                                 --------------------------------------      --------------------------------------
                                                              AVERAGE                                       AVERAGE
                                 AVERAGE                       YIELD/        AVERAGE                         YIELD/
                                 BALANCE       INTEREST         COST         BALANCE       INTEREST           COST
                                 -------       --------         ----         -------       --------           ----
                                                                                     (DOLLARS IN THOUSANDS)
ASSETS:
  Interest-earning assets:
    Mortgage loans, net(1)...    $ 285,365     $   22,552        7.90%    $   241,937      $   18,526         7.66%
    Other loans(1)...........       19,561          2,084       10.65          12,775           1,305        10.22
    Mortgage-backed
       securities(2).........      369,995         24,293        6.57          58,080           3,253         5.60
    Other securities(3)......       65,354          4,144        6.34          91,275           5,339         5.85
    Federal funds, overnight.       26,467          1,277        4.82          12,712             728         5.73
                                 ---------     ----------                   ---------      ----------
    Total interest-earning
       assets................      766,742         54,350        7.09         416,779          29,151         6.99
  Non-interest earning assets       67,561                                     24,497
                                 ---------                                     ------
    Total assets.............    $ 834,303                                  $ 441,276
                                  ========                                   ========

LIABILITIES AND RETAINED
EARNINGS:
  Interest-bearing
    liabilities:
    Deposits:
      Savings accounts.......    $ 201,414     $    6,170        3.06%      $ 131,782           3,943         2.99%
      Super NOW accounts.....       41,107            791        1.92          14,711             277         1.88
      Money market accounts..       50,101          1,819        3.63          40,241           1,406         3.49
      Time deposits..........      408,958         21,930        5.36         150,554           8,116         5.39
    Borrowings...............          561             31        5.53          21,248           1,358         6.39
    ESOP obligation..........          620             52        8.39             925              83         8.97
                                 ---------     ----------                   ---------      ----------
    Total interest-bearing
      liabilities............      702,761         30,793        4.38         359,461          15,183         4.22
  Other liabilities..........       60,764                                     39,790
                                  --------                                  ---------
       Total liabilities.....      763,525                                    399,251
  Retained earnings..........       70,778                                     42,025
                                  --------                                  ---------
       Total liabilities and
         retained earnings...    $ 834,303                                  $ 441,276
                                  ========                                  =========
  Net interest income/
   interest rate spread(4)...                  $   23,557        2.71%                     $   13,968         2.77%
                                               ==========                                  ==========
  Net earning assets/net
   interest margin(5)........    $  63,981                       3.07       $  57,318                         3.35
                                 =========                                  =========
  Ratio of interest-earning
   assets to interest-bearing
   liabilities...............                                    1.09x                                        1.16x





                                      ---------------------------------------
                                                        1994
                                      ---------------------------------------
                                                                      AVERAGE
                                         AVERAGE                       YIELD/
                                         BALANCE       INTEREST         COST
                                         -------       --------       --------

ASSETS:
  Interest-earning assets:
    Mortgage loans, net(1)...         $ 192,848       $  13,640          7.07%
    Other loans(1)...........            10,192             946          9.28
    Mortgage-backed
       securities(2).........            48,795           2,716          5.57
    Other securities(3)......           118,931           6,683          5.62
    Federal funds, overnight.            12,874             529          4.11
                                      ---------       ---------
    Total interest-earning
       assets................           383,640          24,514          6.39
  Non-interest earning assets            23,123
                                      ---------
    Total assets.............         $ 406,763
                                       ========

LIABILITIES AND RETAINED
EARNINGS:
  Interest-bearing
    liabilities:
    Deposits:
      Savings accounts.......         $ 154,739       $   4,617          2.98%
      Super NOW accounts.....            15,134             260          1.72
      Money market accounts..            45,501           1,339          2.94
      Time deposits..........           114,681           4,467          3.90
    Borrowings...............                --              --            --
    ESOP obligation..........             1,241              89          7.17
                                      ---------       ---------
    Total interest-bearing
      liabilities............           331,296          10,772          3.25
  Other liabilities..........            33,754
                                      ---------
       Total liabilities.....           365,050
  Retained earnings..........            41,713
                                      ---------
     Total liabilities and
       retained earnings.....         $ 406,763
                                      =========
  Net interest income/
    interest rate spread(4)...                        $  13,742          3.14%
                                                      =========
  Net earning assets/net
    interest margin(5)........        $  52,344                          3.58
                                      =========
  Ratio of interest-earning
    assets to interest-bearing
    liabilities...............                                           1.16x


------------------------

(1) In computing the average balance of loans, non-accrual loans have been included.
(2) Includes mortgage-backed securities available for sale and mortgage-backed securities held to maturity.
(3) Other securities include securities held to maturity, securities available for sale and trading securities.
(4) Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(5) Net interest margin represents net interest income divided by average interest-earning assets.

RATE/VOLUME ANALYSIS

             The following table represents the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have affected the Bank's interest income and interest expense during the periods indicated. Information is provided in each category with respect to (i) changes attributable to changes in volume (changes in volume multiplied by prior rate), (ii) changes attributable to changes in rate (changes in rate multiplied by prior volume) and (iii) the net change. The changes attributable to the combined impact of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.

                                     YEAR ENDED DECEMBER 31, 1996                 YEAR ENDED DECEMBER 31, 1995
                                        COMPARED TO YEAR ENDED                       COMPARED TO YEAR ENDED
                                           DECEMBER 31, 1995                            DECEMBER 31, 1994
                             -----------------------------------------    -----------------------------------------
                             INCREASE/(DECREASE) DUE TO                   INCREASE/(DECREASE) DUE TO
                             ----------------------------                 --------------------------
                                 VOLUME          RATE            NET        VOLUME           RATE             NET
                             ------------    ------------   ----------    -----------    -----------       --------
                                                                 (IN THOUSANDS)
INTEREST-EARNING ASSETS:
   Mortgage loans net....      $   3,416        $   610        $ 4,026       $ 3,689        $ 1,197        $ 4,886
   Other loans...........            721             58            779           257            102            359
   Mortgage-backed
      securities.........         20,386            654         21,040           520             17            537
   Other Securities......         (1,615)           420         (1,195)       (1,608)           264         (1,344)
   Federal funds.........            679           (130)           549            (7)           206            199
                               ---------        -------        -------       --------       -------        -------
        Total............      $  23,587        $ 1,612        $25,199       $ 2,851        $ 1,786        $ 4,637
                               ---------        -------        -------       -------        -------        -------

INTEREST-BEARING
LIABILITIES:
    Deposits
       Time deposits.....      $  13,857        $   (43)       $13,814       $ 1,638        $ 2,011        $ 3,649
       Money market
         accounts........            356             57            413          (166)           233             67
       Savings accounts..          2,131             96          2,227          (687)            13           (674)
       Super NOW accounts            508              6            514            (7)            24             17
       Borrowings........         (1,165)          (162)        (1,327)        1,358             --          1,358
       ESOP obligation...            (26)            (5)           (31)          (26)            20             (6)
                               ---------        -------        -------       -------        -------        -------
        Total............      $  15,661        $   (51)       $15,610       $ 2,110         $2,301        $ 4,411
                               ---------        -------        -------       -------         ------        -------
Net change in net interest
  income.................      $   7,926        $ 1,663        $ 9,589       $   741        $  (515)       $   226
                               =========        =======        =======       =======        =======        =======



COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 1996 AND 1995

         The Company's total assets amounted to $820.9 million at December 31, 1996, as compared to $454.1 million at December 31, 1995. Securities and mortgage-backed securities available for sale increased by $248.8 million to $374.1 million at December 31, 1996, and goodwill increased $31.2 million to $32.8 million at such date. Loans, net increased $58.0 million to $338.5 million as compared to $280.5 million at December 31, 1995. Deposits increased $347.2 million to $736.2 at December 31, 1996, as compared to $388.9 million at December 31, 1995. The increases in total assets, securities and mortgage-backed securities, goodwill and deposits resulted primarily from the Acquisition and the Offering, which closed during the first quarter of 1996. In connection with the Acquisition, the Bank assumed approximately $414.8 million in deposits.

         Total stockholders' equity increased to $70.8 million at December 31, 1996, from $44.0 million at December 31, 1995, due to the net proceeds of the Offering, offset by a $4.5 million increase in the net unrealized loss on securities available for sale. The Bank's Tier 1 leverage capital ratio at December 31, 1996 was 5.4%.

COMPARISON OF RESULTS OF OPERATIONS

         YEARS ENDED DECEMBER 31, 1996 AND 1995

         GENERAL. Net income for 1996 totaled $1.7 million as compared to $2.4 million in 1995. Net income for 1996 included a pre-tax charge of $2.9 million related to a special one-time assessment on Savings Association Insurance fund ("SAIF") assessable deposits held by all insured depository institutions in order to recapitalize the SAIF. This assessment was recognized by the Company in the third quarter of 1996.

         NET INTEREST INCOME. Net interest income for 1996 amounted to $23.6 million as compared to $14.0 million for 1995. The increase in net interest income is due primarily to the Acquisition as the average balance of net interest-earning assets increased to $64.0 million from $57.3 million in 1995. The interest rate spread decreased 6 basis points to 2.71% during 1996 as compared to 2.77% in 1995. The company's net interest margin was 3.07% and 3.35% in 1996 and 1995, respectively. The decreases in interest rate spread and net interest margin were due primarily to the Acquisition. The proceeds from the Acquisition were invested in securities which, in the aggregate, yield less than the Bank's loan portfolio. The purchases of these securities were not completed until the last week of January 1996; until such time the Acquisition and offering proceeds earned interest at the Federal funds rate of 5.25%. As a result, the Company earned a minimal interest rate spread on such proceeds during that time. In addition, 68.5% of the Acquired Deposits were time deposits with an average cost of 5.90%.

         INTEREST INCOME. Interest income in 1996 totaled $54.4 million as compared to $29.2 million in 1995. Average interest-earning assets increased $350.0 million to $766.7 million in 1996 compared to $416.8 million in 1995. The average yields on interest-earning assets were 7.09% and 6.99% in 1996 and 1995, respectively.

         Interest income on mortgage loans amounted to $22.6 million in 1996 as compared to $18.5 in 1995, an increase of $4.0 million or 21.7%. The average balance of mortgage loans increased $43.4 million to $285.4 million in 1996 as compared to $241.9 million in 1995. In addition, the average yield earned on mortgage loans increased 24 basis points to 7.90% in 1996. The growth in the average balance of mortgage loans was due primarily to improved demand for the Bank's adjustable-rate mortgage loans ("ARMs"). In addition, the increase in the average yield earned was primarily due to higher rates earned on ARMs in 1996. The Bank's ARMs originated during 1996 are primarily 5-year fixed rate loans that convert to 1-year ARMs after the initial 5-year period.

         Interest income on other loans increased to $2.1 million in 1996 as compared to $1.3 million for 1995. The average balance of other loans increased $6.8 million or 53.1% to $19.6 million in 1996 as compared to $12.8 million in 1995. The average yield earned on other loans increased 43 basis points to 10.65% as compared to 10.22% in 1995. The increase in the average balances of other loans is due to certain consumer loans acquired in the Acquisition and management's strategy to increase the commercial loan portfolio in order to increase the Company's interest rate spread.


         Interest income on mortgage-backed securities totaled $24.3 million in 1996 as compared to $3.3 million in 1995. This increase is due to a $311.9 million increase in the average balance of mortgage-backed securities to $370.0 million in 1996. In addition, the average yield on mortgage-backed securities increased 97 basis points to 6.57% in 1996 as compared to 5.60% in 1995. The increases in the average balance of mortgage-backed securities during 1996 are a result of the investment of proceeds from the Acquisition and Offering which totaled $409.6 million.


         Interest income on other securities amounted to $4.1 million in 1996, a decrease of $1.2 million or 22.4% as compared to the $5.3 million earned in 1995. This decrease is due primarily to a $25.9 million decrease in the average balance to $65.4 million in 1996 as compared to $91.3 million in 1995. The decrease in the average balance of other securities was partially offset by a 49 basis point increase in the yield earned to 6.34% in 1996. The decrease in the average balance of other securities is a result of management's strategy to redeploy funds currently invested in securities into the loan portfolio. Loans typically provide the Company with greater yields than securities.

         INTEREST EXPENSE. Interest expense in 1996 totaled $30.8 million as compared to $15.2 million in 1995. The average balance of interest-bearing liabilities amounted to $702.8 million in 1996 as compared to $359.5 million in 1995. The average cost of these liabilities increased 16 basis points to 4.38% in 1996. The growth in the average balance of interest-bearing liabilities is a result of the Acquisition. The Acquired Deposits totaled $414.8 million on January 12, 1996, the closing date of the Acquisition.

         Interest expense on savings accounts amounted to $6.2 million in 1996 as compared to $3.9 million in 1995. The average balance of savings accounts increased to $201.4 million in 1996 as compared to $131.8 million in 1995, an increase of $69.6 million or 52.8%. The average cost of savings accounts increased seven basis points to 3.06% in 1996 as compared to 2.99% in 1995. The increase in the average balance of savings accounts is a result of the Acquisition.

         Interest expense on time deposits amounted to $21.9 million in 1996 as compared to $8.1 million in 1995. The average balance of time deposits increased $258.4 million to $409.0 million in 1996 as compared to $150.6 million in 1995. This increase is a result of the Acquisition. The average cost of time deposits decreased 3 basis points to 5.36% in 1996.

         Interest expense on borrowings decreased $1.3 million in 1996 to $31,000 as compared to $1.4 million in 1995. This decrease is due to a decrease in the average balance of borrowings of $20.7 million to $561,000. The decrease in the average balance is due to management's strategy in 1995 of using borrowings to fund the purchase of securities, thereby leveraging the Bank's capital and increasing net interest income. However, the Bank's regulatory capital position decreased as a result of the Acquisition and the Bank repaid all borrowings during the fourth quarter of 1995.

         PROVISION FOR LOAN LOSSES. The provision for loan losses amounted to $1.4 million in 1996 as compared to $483,000 in 1995. This increase is a result of increases in loan charge-offs and the size of the loan portfolio. For 1996, charge-offs totaled $1.1 million as compared to $307,000 for 1995. The increase in charge-offs during 1996 is due primarily to charge-offs related to non-owner occupied one to four-family mortgage loans with respect to which the Bank decided, based on the condition of the underlying properties and other factors, not to pursue foreclosure proceedings. The Bank significantly curtailed its lending activities related to these types of loans in 1996. The charge-offs for the year-ended December 31, 1996, also include a charge-off in the amount of $275,000 related to an unsecured commercial loan originated prior to the Acquisition. Non-performing loans (loans that are 90 days or more past due) were $4.8 million or 1.4% of total loans at December 31, 1996, as compared to $3.0 million or 1.05% of total loans at December 31, 1995. The increase in non-performing loans is a result of loans originated in the mid-1980's where the value of the underlying collateral has decreased, the growth in the size of the loan portfolio and the amount of time required to complete foreclosure proceedings. Non-performing assets totaled $5.7 million or 0.69% of total assets and $3.8 million or 0.83% of total assets at December 31, 1996 and 1995, respectively.

         In determining the adequacy of its allowance for loan losses, management considers the level of non-performing loans, the current status of the Bank's loan portfolio, changes in appraised values of collateral and general economic conditions. Although the Bank maintains its allowance for loan losses at a level which it considers to be adequate to provide for potential losses, there can be no assurance that such losses will not exceed the current estimated amounts. As a result, higher provisions for loan losses may be necessary in future periods, which would adversely affect operating results.

         NON-INTEREST INCOME. Non-interest income total $4.0 million in 1996 as compared to $2.2 million in 1995. Service fees and charges increased $1.5 million or 67.6% to $3.8 million in 1996. This increase is a result of the Acquisition. The increase in service charges on deposits for 1996 was offset by waived service charges on the Acquired Deposits until March 1, 1996. In addition, MSB waived $90,000 of additional service charges in limited circumstances for certain of the Acquired Deposits from March 1, 1996 to June 30, 1996, for various reasons related to the transition of accounts of First Nationwide to MSB. Although this has resulted in decreased fee income, management believes that waiving these service charges was important for customer retention. Net realized securities gains amounted to $4,000 in 1996 as compared to a net realized loss of

$142,000 in 1995. Other non-interest income amounted to $104,000 in 1996, as compared to $18,000 in 1995, and included a $103,000 realized gain in the sale of a clock collection that was owned by the Bank.


         NON-INTEREST EXPENSE. Non-interest expense amounted to $23.4 million in 1996 as compared to $11.7 million in 1995. Included in non-interest expense is a $2.9 million pre-tax special one-time assessment on Savings Association Insurance Fund ("SAIF") assessable deposits held by all depository institutions in order to recapitalize the SAIF. Salaries and employee benefits increased $2.5 million to $8.3 million in 1996 primarily as a result of adding 69 full-time equivalent employees for the Acquired Branches. Occupancy and equipment increased $730,000 to $3.1 million in 1996 as compared to $2.4 million in 1995 and other non-interest expense increased $5.2 million to $8.3 million for these same periods. These increases are primarily due to the operating expenses of the Acquired Branches. In addition, for 1996 as compared to 1995, legal expenses attributed to employee and stockholder litigation increased $107,000 to $508,000, losses on foreclosed real estate increased $96,000 to $237,000, goodwill amortization increased $3.4 million to $3.5 million and non-recurring expenses related to the Acquisition amounted to approximately $225,000.


         INCOME TAX EXPENSE. Income tax expense amounted to $1.1 million in 1996, as compared to $1.6 million in 1995. The effective tax rates for 1996 and 1995 were 39.2% and 40.7%, respectively.

         YEARS ENDED DECEMBER 31, 1995 AND 1994

         GENERAL. Net income for 1995 totaled $2.4 million, a $1.2 million increase from the $1.1 million earned in 1994. The net income for 1994 includes a pre-tax restructuring charge of $1.6 million and $117,000 of income related to the cumulative effect of an accounting change.

         NET INTEREST INCOME. Net interest income for 1995 amounted to $14.0 million as compared to $13.7 million for 1994, an increase of $226,000 or 1.6%. The Company's interest rate spread and net interest margin in 1995 were 2.77% and 3.35%, respectively, as compared to 3.14% and 3.58%, respectively, in 1994.

         INTEREST INCOME. Interest income in 1995 amounted to $29.2 million, an increase of $4.6 million or 18.9% from the $24.5 million earned in 1994. Average interest earning assets increased $33.1 million or 8.6% to $416.8 million during 1995. The average yield earned on interest earning assets was 6.99% in 1995 as compared to 6.39% in 1994.

         Interest income on mortgage loans amounted to $18.5 million in 1995 as compared to $13.6 million in 1994, representing an increase of $4.9 million or 35.8%. The average balance of mortgage loans increased to $241.9 million in 1995 as compared to $192.8 million in 1994, an increase of 25.5%. The average yield on mortgage loans increased 59 basis points to 7.66% in 1995 as compared to 7.07% in 1994.

         The growth in the average balance of mortgage loans was due primarily to improved demand for ARMs. The increase in the average yield earned was due primarily to the repricing of ARMs that were originated in 1994 at introductory rates. These ARMs repriced to higher rates due to the expiration of their initial lower introductory rates and due to the increase in short-term interest rates during 1994 and the first quarter of 1995. However, the extent to which ARMs have been repricing has slowed since the end of the first quarter of 1995.

         Interest income on other loans amounted to $1.3 million in 1995 as compared to $946,000 in 1994, an increase of $359,000 or 38.0%. During 1995, the average balance of other loans increased $2.6 million or 25.3% to $12.8 million as compared to 1994. The average yield earned on other loans was 10.22% in 1995 as compared to 9.28% in 1994.

         Interest income on mortgage-backed securities totaled $3.3 million in 1995 as compared to $2.7 million in 1994. The average balance of mortgage-backed securities increased $9.3 million or 19.0% to $58.1 million in 1995 as compared to $48.8 million in 1994. The average yield earned on mortgage-backed securities was 5.60% in 1995 as compared to 5.57% in 1994. The increase in the average balance of mortgage-backed securities was due to management's strategy to purchase mortgage-backed securities using borrowings to fund such purchases.

         Interest income on other securities, which include investments held to maturity and securities available for sale, amounted to $5.3 million in 1995 as compared to $6.7 million in 1994, representing a decrease of $1.3 million or 20.1%. During 1995, the average balance of other securities decreased $27.7 million or 23.3% to $91.3 million, and the average yield earned increased 23 basis points to 5.85%. The decrease in the average balance of other securities was due to management's strategy of increasing the size of the loan portfolio using the proceeds from the maturities and sales of debt securities.

         INTEREST EXPENSE. Interest expense for 1995 amounted to $15.2 million as compared to $10.8 million in 1994, representing an increase of $4.4 million or 40.9%. Average interest-bearing liabilities totaled $359.5 million in 1995, an increase of $28.2 million or 8.5%, as compared to an average balance of $331.3 million in 1994. The average cost of interest-bearing liabilities increased 97 basis points in 1995 to 4.22% as compared to 1994.

         Interest on savings accounts in 1995 totaled $3.9 million as compared to $4.6 million in 1994. The average balance of savings accounts decreased $23.0 million or 14.8% to $131.8 million in 1995 as compared to $154.7 million in 1994. The decrease in the average balance of savings accounts was due to higher interest rates offered by the Bank on time deposits in 1995 than in 1994. As the yields on time deposits increase, depositors typically move funds from savings accounts to time deposits.

         Interest on time deposits amounted to $8.1 million in 1995, an increase of $3.6 million or 81.7% over the $4.5 million paid in 1994. The average cost of time deposits in 1995 was 5.39% as compared to 3.90% in 1994. Interest rates increased throughout 1994, and, accordingly, the Bank began to increase the interest rates offered on time deposits so as to remain competitive with other institutions. As a result, customers began moving funds out of short-term deposit products, such as savings accounts, and into time deposits.

         Interest expense on borrowings amounted to $1.4 million for 1995. The Company had no borrowings in the prior year. The average balance of borrowings was $21.2 million. The average interest cost of the borrowings was 6.39%.

         PROVISION FOR LOAN LOSSES. For 1995, the provision for loan losses amounted to $483,000 as compared to $119,000 in 1994. Non-performing loans (loans that are 90 days or more past due) amounted to $3.0 million or 1.05% of total loans at December 31, 1995 as compared to $1.8 million or 0.76% of total loans at December 31, 1994. Non-performing assets amounted to $3.8 million or 0.83% of total assets at December 31, 1995 as compared to $2.5 million or 0.61% of total assets at December 31, 1994.

         The allowance for loan losses amounted to $1.7 million and $1.5 million at December 31, 1995 and 1994, respectively, which represented 56.0% and 82.6% of non-performing loans at those dates. Charge-offs, net of recoveries, totaled $283,000 in 1995 as compared to $126,000 in 1994.

         At December 31, 1995 and 1994, potential problem loans, which represent loans having more than normal credit risk, or loans that have been restructured but which are not 90 days or more past due, amounted to $1.2 million and $1.6 million, respectively. At December 31, 1995, these loans were performing.

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

         NON-INTEREST INCOME. Non-interest income amounted to $2.2 million for 1995 as compared to $1.8 million for the prior year. Service fees and charges decreased $32,000 or 1.4% to $2.2 million for 1995 due primarily to an $80,000 decrease in fees earned on the sale of mutual funds.

         Net realized losses on securities during 1995 amounted to $142,000 as compared to securities gains in the prior year of $51,000. During the second quarter of 1995, the Company recorded a $142,000 securities loss due to the permanent impairment of certain securities. During 1994, the Company recognized the realized loss of $545,000 and an unrealized loss of $190,000 on mortgage loans held for sale. In addition, during the first quarter of 1994, the Company recognized a $106,000 gain on the sale of ATMs. This gain is included in other non-interest income.

         NON-INTEREST EXPENSE. Non-interest expense amounted to $11.7 million in 1995 as compared to $13.7 million in 1994, representing a decrease of $2.1 million or 14.9%. This decrease is due primarily to a $1.6 million restructuring charge in the fourth quarter of 1994. In addition, salaries and employee benefits decreased $302,000 and Federal deposit insurance premiums decreased $361,000. The reduction in salaries and employee benefits is due to a reduction in the number of employees as a result of the restructuring that MSB implemented in the fourth quarter of 1994. The annual cost savings of this restructuring totaled $680,000 since none of the employees were replaced. The cost savings was offset by the addition of the Central Valley branch, which was acquired in November 1995, overtime costs related to the conversion of the Central Valley branch and the seven branches acquired from First Nationwide in January 1996 and by normal salary increases. Other non-interest expense amounted to $3.0 million in 1995 as compared to $2.9 million in 1994. This increase is due primarily to $104,000 of expenses related to branch acquisitions and a $109,000 increase in legal expenses. The increase in legal expenses is primarily related to certain shareholder litigation and changes in certain employee benefit plans.

         INCOME TAX EXPENSE. Income tax expense totaled $1.6 million for 1995 as compared to $626,000 in 1994. The effective income tax rate for 1995 and 1994 was 40.7% and 37.8%, respectively.

         CUMULATIVE EFFECT OF AN ACCOUNTING CHANGE. The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," on January 1, 1994. As a result, the Company recorded the reversal of unrealized holding losses on securities that were classified as available for sale prior to January 1, 1994. These unrealized holding losses, that were charged to earnings in prior periods and are excluded from earnings under SFAS No. 115, amounted to $117,000, net of taxes.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary sources of funds are deposits, the proceeds from principal and interest payments on loans and the proceeds from the maturities of investments. Proceeds from securities and loan sales are also a source of funds. While maturities and scheduled amortization of loans and investments are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. For the year ended December 31, 1996, deposits increased $347.2 million primarily as a result of the Acquisition in which the Bank assumed $414.8 million in deposits.

         The Bank is required to maintain an average daily balance of liquid assets and short-term liquid assets as a percentage of net withdrawable deposit accounts plus short-term borrowings as defined by the regulations of the OTS. The minimum required liquidity and short-term liquidity ratios are currently 5.0% and 1.0%, respectively. At December 31, 1996 the Bank's liquidity ratio under OTS regulations was 8.9%.

         The primary investing activity of the Company is the origination of loans and the purchase of securities. During the fiscal year ended December 31, 1996, the Company originated mortgage loans totaling $100.1 million. Since 1994 the demand for mortgage loans in the Bank's market area has remained strong. For the year ended December 31, 1996, originations of other loans exceeded repayments by $6.8 million. During that same period, the Company purchased securities totaling $27.4 million. Other investing activities included the purchase of mortgage-backed securities totaling $386.3 million during 1996.

         The Company's most liquid assets are cash and cash equivalents, which include investments in highly liquid, short-term securities. The levels of these assets are dependent on the Bank's operating, financing, lending and investing activities during any given period. The Company's ratios of cash and due from banks, Federal Funds and investment securities with remaining maturities of one year or less to total deposits were 6.7% at December 31, 1996 and 10.5% at December 31, 1995. At December 31, 1996, cash and cash equivalents, as defined above, totaled $49.0 million as compared to $40.7 million at December 31, 1995.

         Liquidity management for the Bank is both a daily and long-term function of the Bank's management strategy. Excess funds are generally invested in short-term investments such as Federal funds. In the event that the Bank should require funds beyond its ability to generate them internally, additional sources of funds are available through a $46.0 million line of credit from the FHLB of New York. In addition, the Bank may access funds, if necessary, through the Federal Reserve Bank of New York discount window.


         At December 31, 1996, the Bank had outstanding loan commitments of $42.2 million and commitments to purchase securities totaling $12.0 million. The Bank anticipates that it will have sufficient funds available to meet its current loan and securities purchase commitments. Time deposits scheduled to mature in one year or less from December 31, 1996, totaled $318.1 million. Management believes that a significant portion of such deposits will remain with the Bank.


         The Bank is subject to certain minimum leverage, tangible and risk-based capital requirements established by regulations of the OTS. For a description of these requirements and the Bank's compliance therewith, see "Regulation -- Regulation of Federal Savings Associations -- Capital Requirements."

IMPACT OF INFLATION AND CHANGING PRICES

         The Company's financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP"), which require the measurement of financial position and operating results in terms of historical dollars without considering the changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of the Bank's operations. Unlike most industrial companies, nearly all the assets and liabilities of the Bank are monetary in nature. As a result, interest rates have a greater impact on the Bank's performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the price of goods and services.

RECENT ACCOUNTING PRONOUNCEMENTS


         In June 1996, the Financial Accounting Standards Board ("FASB") issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (SFAS 125). SFAS 125 amends portions of SFAS 115, amends and extends to all servicing assets and liabilities the accounting standards for mortgages servicing rights now in SFAS 65, and supersedes SFAS
122. The statement provides consistent standards for distinguishing transfers of financial assets which are sales from transfers that are secured borrowings. Those standards are based upon consistent application of a financial components approach that focuses on control. The statement also defines accounting treatment for servicing assets and other retained interest in the assets that are transferred. SFAS 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996 and is to be applied prospectively. In December 1996, the FASB issued SFAS No. 127, "Deferral of the Effective Date of Certain provisions of FASB Statement No. 125 an amendment of FASB Statement No. 125" which defers for one year the effective date (a) of paragraph 15 of SFAS No. 125 and (b) for repurchase agreement, dollar-roll, securities lending and similar transactions, of paragraphs 9-12 and 237(b) of SFAS No. 125. The adoption of these statements are not expected to have a material effect on the Bank's financial condition or results of operations.

OTHER MATTERS

         This Annual Report contains forward-looking statements consisting of estimates with respect to the financial condition, results of operations and business of the Company and the Bank that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include, changes in general, economic, market and legislative and regulatory conditions, the development of an adverse interest rate environment that adversely affects the interest rate spread or other income anticipated from the Company's operations and investments and depositor and customer preferences.

ITEM 8    CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                      OF MSB BANCORP, INC. AND SUBSIDIARIES


Independent Auditors' Report of KPMG Peat Marwick LLP.........................52

Independent Auditors' Report of Nugent & Haeussler, PC........................53

Consolidated Balance Sheets as of December 31, 1996 and 1995..................54

Consolidated Statements of Income for the Years Ended December 31, 1996,
  1995 and 1994...............................................................55

Consolidated Statements of Changes in Stockholders' Equity for the
  Years Ended December 31, 1996, 1995 and 1994................................56

Consolidated Statements of Cash Flows for the Years Ended December 31, 1996,
  1995 and 1994...............................................................57

Notes to Consolidated Financial Statements....................................59

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
MSB Bancorp, Inc.

         We have audited the accompanying consolidated balance sheet of MSB Bancorp, Inc. and Subsidiaries (the "Company") as listed in the accompanying index as of December 31, 1996, and for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

         We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the 1996 consolidated financial statements referred to above present fairly, in all material respects, the financial position of MSB Bancorp, Inc. and Subsidiaries as of December 31, 1996, and the results of their operations, changes in stockholders' equity and their cash flows for the year then ended in conformity with generally accepted accounting principles.





                                   KPMG PEAT MARWICK LLP









Short Hills, New Jersey
January 27, 1997

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
MSB Bancorp, Inc.

         We have audited the consolidated financial statements of MSB Bancorp, Inc. and subsidiary as listed in the accompanying index as of December 31, 1995 and 1994 and for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MSB Bancorp, Inc. and subsidiary as of December 31, 1995 and 1994, and the results of their operations and their cash flow for each of the years in the two year period ended December 31, 1995, in conformity with generally accepted principles.

         As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" and Statement of Financial Accounting Standards No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures" effective January 1, 1995.



                                   /s/ Nugent & Haeussler, P.C.
                                   NUGENT & HAEUSSLER, P.C.









January 30, 1996
Newburgh, New York

                       MSB BANCORP, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                    DECEMBER 31        DECEMBER 31
                                                                                        1996             1995
                                                                                  ----------------  ---------------
                                                                                   (IN THOUSANDS, EXCEPT SHARES AND
                                                                                           PER SHARE AMOUNTS)
ASSETS
    Cash and due from banks..................................................     $      16,375     $      15,862
    Federal funds sold.......................................................            32,590            10,952
    Securities available for sale (note 3)...................................            50,685            75,580
    Mortgage-backed securities available for sale (note 4)...................           323,428            49,775
    Loans, net (notes 5, 6 and 14)...........................................           338,491           280,512
    Premises and equipment, net (note 7).....................................            14,869            12,420
    Accrued interest receivable..............................................             5,552             3,219
    Real estate owned (note 8)...............................................               915               806
    Goodwill.................................................................            32,835             1,609
    Other assets (note 11)...................................................             5,176             3,391
                                                                                  -------------     -------------
       Total Assets..........................................................     $     820,916     $     454,126
                                                                                  =============     =============

LIABILITIES AND STOCKHOLDERS' EQUITY
    Liabilities
       Deposits (note 9).....................................................     $     736,161     $    388,944
       Mortgagors' escrow deposits...........................................             1,849            1,839
       Accrued expenses and other liabilities................................            11,684           18,605
       ESOP obligation (note 13).............................................               432              742
                                                                                  -------------     ------------
           Total Liabilities.................................................     $     750,126     $    410,130
                                                                                  -------------     ------------

    Commitments and contingencies (note 14)

    Stockholders' equity (notes 11, 12 and 13)
       Preferred stock ($.01 par value; 1,000,000 shares authorized; 600,000 shares and none issued at December 31, 1996 and 1995, respectively)
                                                                                              6               --
       Common stock ($.01 par value; 5,000,000 shares authorized; 3,045,000 shares and 1,840,000 shares issued at December 31, 1996 and 1995,
            respectively.....................................................                30               18

       Additional paid-in capital............................................            48,163           16,198
       Retained earnings.....................................................            32,009           33,110
       Treasury  stock, at cost (211,064 and 212,064 shares at December 31, 1996
            and 1995, respectively)..........................................            (4,137)          (4,157)
       Unallocated ESOP stock................................................              (432)            (742)
       Unallocated BRP stock.................................................              (172)            (303)
       Net unrealized loss on securities available for sale..................            (4,677)            (128)
                                                                                  -------------     ------------
           Total stockholders' equity........................................     $      70,790     $      43,996
                                                                                  -------------     -------------
           Total Liabilities and Stockholders' Equity........................     $     820,916     $     454,126
                                                                                  =============     =============


        SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

                       MSB BANCORP, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME


                                                                                     FOR THE YEAR ENDED
                                                                                          DECEMBER 31
                                                                          ----------------------------------------
                                                                          1996             1995            1994
                                                                          ----             ----            ----
                                                                    (IN THOUSANDS EXCEPT SHARES AND PER SHARE AMOUNTS)
INTEREST INCOME
    Mortgage loans...............................................    $     22,552     $    18,526     $    13,640
    Other loans..................................................           2,084           1,305             946
    Mortgage-backed securities...................................          24,293           3,253           2,716
    Securities...................................................           4,144           5,339           6,683
    Federal funds sold...........................................           1,277             728             529
                                                                     ------------     -----------     -----------
    Total interest income........................................          54,350          29,151          24,514

INTEREST EXPENSE
    Interest on deposits (note 9)................................          30,710          13,742          10,683
    Interest on borrowings (note 10).............................              31           1,358              --
    Interest on ESOP obligation..................................              52              83              89
                                                                     ------------     -----------     -----------
    Total interest expense.......................................          30,793          15,183          10,772
                                                                     ------------     -----------     -----------
Net interest income before provision for loan losses.............          23,557          13,968          13,742
Provision for loan losses (note 6)...............................           1,400             483             119
                                                                     ------------     -----------     -----------
Net interest income after provision for loan losses..............          22,157          13,485          13,623
                                                                     ------------     -----------     -----------

NON-INTEREST INCOME
    Service fees.................................................           3,768           2,248           2,280
    Net realized gains (losses) on securities (notes 2, 3 and 4).               4            (142)             51
    Realized gains (losses) on loan sales........................             151              44            (523)
    Change in unrealized loss on loans held for sale.............              --              --            (190)
    Other non-interest income....................................             104              18             135
                                                                     ------------     -----------     -----------
                                                                            4,027           2,168           1,753
                                                                     ------------     -----------     -----------
NON-INTEREST EXPENSE
    Salaries and employee benefits (note 13).....................           8,304           5,771           6,073
    Occupancy and equipment (note 7).............................           3,145           2,415           2,346
    Federal deposit insurance premiums...........................             741             456             817
    Restructuring expenses.......................................              --              --           1,578
    Other non-interest expense...................................           8,254           3,028           2,906
    SAIF recapitalization assessment (note 18)...................           2,925              --              --
                                                                     ------------     -----------     -----------
                                                                           23,369          11,670          13,720
                                                                     ------------     -----------     -----------
Income before income taxes.......................................           2,815           3,983           1,656
Income tax expense (note 11).....................................           1,104           1,622             626
                                                                     ------------     -----------     -----------
Income before cumulative effect of accounting change.............           1,711           2,361           1,030
Cumulative effect of accounting change (note 1)..................              --              --             117
                                                                     ------------     -----------     -----------
Net Income.......................................................    $      1,711     $     2,361     $     1,147
                                                                     ============     ===========     ===========
Net income per share before cumulative effect of accounting change
                                                                     $       0.22     $      1.39     $      0.59
Cumulative effect of accounting change...........................              --              --             .07
                                                                     ------------     -----------     -----------
Net income per share.............................................    $       0.22     $      1.39     $      0.66
                                                                     ============     ===========     ===========

Weighted average shares outstanding..............................       2,823,862       1,694,982       1,732,086
                                                                     ============     ===========     ===========



        SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

                       MSB BANCORP, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY



                                                                                                    COMMON     COMMON       NET
                                   SHARES OUTSTANDING                                                STOCK      STOCK    UNREALIZED
                                   ------------------              PAID-IN    RETAINED   TREASURY   ACQUIRED   ACQUIRED    LOSS ON
                                   COMMON    PREFERRED  PAR VALUE  CAPITAL    EARNINGS    STOCK      BY ESOP    BY BRP   SECURITIES
                                   ------    ---------  ---------  -------    --------    -----      -------    ------   ----------
                                                            (IN THOUSANDS, EXCEPT SHARES AND PER SHARE AMOUNTS)


Balance at December 31, 1993.....  1,691,700       --  $     18   $ 16,837   $  31,037 $  (2,456) $  (1,380)  $  (610)  $    (16)
                                   ---------   ------    ------    -------      ------     -----     ------     ------   -------


Net income.......................        --        --        --         --   $   1,147        --        --         --         --
Exercise of stock options........    64,437        --        --   $   (452)         -- $   1,097        --         --         --
Purchase of treasury stock.......   (59,154)       --        --         --          --    (1,159)       --         --         --
Allocation of ESOP stock.........        --        --        --         --          --        --       329         --         --
Amortization of BRP awards.......        --        --        --         --          --        --        --        178         --
Dividends declared...............        --        --        --         --        (822)       --        --         --         --
Tax benefits related to stock
   compensation plans............        --        --        --         --         303        --        --         --         --
Change in net unrealized loss on
   securities available for
   sale, net of tax effect.......        --        --        --         --          --        --        --         --  $  (4,427)
                                  ----------   ------    ------     ------      ------    ------     ------    ------     ------
Balance at December 31, 1994.....  1,696,983       --  $     18   $ 16,385   $  31,665 $  (2,518) $  (1,051)$    (432) $  (4,443)
                                  ----------   ------    ------     ------      ------    ------     ------   -------     ------
Net income.......................        --        --        --          --      2,361        --        --         --         --
Exercise of stock options........    21,204        --        --   $   (187)         -- $     399        --         --         --
Purchase of treasury stock.......   (90,251)                 --         --          --    (2,038)       --         --         --
Allocation of ESOP stock.........        --        --        --         --          --        --       309         --         --
Amortization of BRP awards.......        --        --        --         --          --        --        --        129         --
Dividends declared...............        --        --        --         --        (979)       --        --         --         --
Tax benefits related to stock
   compensation plans............        --        --        --         --          63        --        --         --         --
Change in net unrealized loss on
   securities available for
   sale, net of tax effect.......        --        --        --         --          --        --        --         --  $   4,315
                                  ---------    ------  --------   --------   --------- ---------  --------  ---------  ---------
Balance at December 31, 1995.....  1,627,936       --        18     16,198      33,110    (4,157)     (742)      (303)      (128)
                                  ----------   ------  --------   --------   --------- ---------- --------- ---------- ---------
Net income.......................        --        --        --         --       1,711        --        --         --         --
Sale of Common Stock.............  1,205,000       --        12     19,553          --        --        --         --         --
Sale of Preferred Stock..........              600,000        6     12,442          --        --        --         --         --
Exercise of stock options........     1,000        --        --        (30)         --        20        --         --         --
Purchase of treasury stock.......        --        --
Allocation of ESOP stock.........        --        --        --         --          --        --       310         --         --
Amortization of BRP awards.......        --        --        --         --          --        --        --        131         --
Dividends declared...............        --        --        --         --      (2,852)       --        --         --         --
Tax benefits related to stock
   compensation plans............        --        --        --         --          40        --        --         --         --
Change in net unrealized loss on
   securities available for
   sale, net of tax effect.......        --        --        --         --          --        --        --         --     (4,549)
                                  ---------    ------  --------   --------   --------- ---------  --------  ---------  ---------


Balance at December 31, 1996.....  2,833,936   600,000       36     48,163      32,009    (4,137)     (432)      (172)    (4,677)
                                  ==========   ======= ========   ========   ========= =========  ========  =========  =========



                                       TOTAL
                                       -----




Balance at December 31, 1993.....  $  43,430
                                      ------
Net income.......................  $   1,147
Exercise of stock options........        645
Purchase of treasury stock.......     (1,159)
Allocation of ESOP stock.........        329
Amortization of BRP awards.......        178
Dividends declared...............       (822)
Tax benefits related to stock
   compensation plans............        303
Change in net unrealized loss on
   securities available for
   sale, net of tax effect.......     (4,427)
                                      ------
Balance at December 31, 1994.....  $  39,624
                                      ------
Net income.......................  $   2,361
Exercise of stock options........        212
Purchase of treasury stock.......     (2,038)
Allocation of ESOP stock.........        309
Amortization of BRP awards.......        129
Dividends declared...............       (979)
Tax benefits related to stock
   compensation plans............         63
Change in net unrealized loss on
   securities available for
   sale, net of tax effect.......      4,315
                                     --------
Balance at December 31, 1995.....  $  43,996
                                   ---------
Net income.......................      1,711
Sale of Common Stock.............     19,565
Sale of Preferred Stock..........     12,448
Exercise of stock options........        (10)

Purchase of treasury stock.......
Allocation of ESOP stock.........        310
Amortization of BRP awards.......        131
Dividends declared...............     (2,852)
Tax benefits related to stock
   compensation plans............         40

Change in net unrealized loss on
   securities available for
   sale, net of tax effect.......     (4,549)
                                    --------


Balance at December 31, 1996.....   $ 70,790
                                    ========



        SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

                       MSB BANCORP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    FOR THE YEAR ENDED
                                                                                         DECEMBER 31
                                                                           -----------------------------------------
                                                                           1996            1995             1994
                                                                           ----            ----             ----
                                                                                      (IN THOUSANDS)
OPERATING ACTIVITIES

  Net income......................................................    $     1,711     $     2,361      $     1,147
  Adjustments to reconcile net income to net cash provided
    by operating activities:
  Realized losses (gains) on securities...........................             (4)            142              (51)
  Net (gain) loss on sale of loans................................           (151)            (44)             523
  Origination of mortgage loans held for sale.....................        (10,584)         (6,944)          (6,263)
  Proceeds from the sales of mortgage loans.......................         11,166           6,029           10,285
  Proceeds from the sale of student loans.........................          1,544           1,619            2,700
  Proceeds from the sale of trading securities....................             --              --            3,730
  Purchases of trading securities.................................             --              --           (3,984)
  Amortization of net deferred loan origination fees..............           (170)           (299)            (236)
  Amortization of premiums (discounts) on securities..............          1,091              68               --
  Depreciation and amortization...................................          1,256             942              958
  Provision for loan losses.......................................          1,400             483              119
  Write-downs of real estate owned................................            237             141              216
  Goodwill amortization...........................................          3,517             137              122
  Decrease (increase) in accrued interest receivable..............         (2,294)           (393)             326
  Decrease (increase) in prepaid expenses and other assets........          2,538           2,307             (207)
  Increase (decrease) in accrued expenses and other liabilities...         (6,965)          9,892            1,850
  Net change in Federal and State income taxes payable
    and receivables...............................................           (528)          1,023             (430)
  Deferred income taxes...........................................           (668)            (51)             (31)
  Other...........................................................            138             248              219
                                                                        ---------       ---------        ---------
    Net cash provided by operating activities.....................    $     3,234     $    17,661      $    10,993
                                                                        ---------       ---------        ---------

  INVESTING ACTIVITIES

  Net increase in loans...........................................    $   (62,273)    $   (51,248)     $   (55,704)
  Purchases of investment securities..............................             --              --           (6,980)
  Proceeds from the sale of securities held to maturity...........             --           3,000            4,000
  Maturities and redemption of debt securities....................         14,143          38,650           41,000
  Purchases of securities available for sale......................        (27,448)        (47,516)         (31,313)
  Proceeds from the sale of securities available for sale.........         36,841          16,094           50,840
  Purchases of mortgage-backed securities available for sale......       (386,330)        (29,988)         (21,643)
  Repayments of mortgage-backed securities available for sale.....         16,775           8,930            6,957
  Proceeds  from the sale of  mortgage-backed  securities
     available for sale...........................................         88,554          20,063               --
  Repayments of asset-backed securities...........................            143             752            3,082
  Proceeds from the sale of real estate owned, net................            397             803              539
  Cash received in acquisition of branch offices..................        380,299          20,934               --
  Purchases of premises and equipment, net........................         (3,920)         (2,986)          (1,072)
                                                                        ---------       ---------        ---------

    Net cash provided by (used in) investing activities...........    $    57,181     $   (22,512)     $   (10,294)
                                                                        ---------       ---------        ---------

        SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

                       MSB BANCORP, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS--(CONTINUED)

                                                                                   FOR THE YEAR ENDED
                                                                                         DECEMBER 31
                                                                        ---------------------------------------
                                                                        1996             1995              1994
                                                                        ----             ----              ----
                                                                                       (IN THOUSANDS)
FINANCING ACTIVITIES

    Proceeds from Offering....................................    $    32,013                --               --
    Net change in deposits....................................        (67,630)      $    12,217      $    (2,011)
    Net increase in mortgagors' escrow deposits...............             10               117              772
    Proceeds from borrowings..................................         12,100            43,640               --
    Repayments of borrowings..................................        (12,100)          (43,640)              --
    Repayment of ESOP loan....................................           (310)             (309)            (329)
    Proceeds from the exercise of stock options...............             40               212              645
    Purchase of treasury stock................................             --            (2,038)          (1,159)
    Payment of common and preferred stock dividends...........         (2,387)             (979)            (770)
                                                                    ---------         ---------        ---------

       Net cash provided by (used in) financing activities....        (38,264)            9,220           (2,852)
                                                                    ---------         ---------        ---------

    Increase (decrease) in cash and cash equivalents..........         22,151             4,369           (2,153)
    Cash and cash equivalents at beginning of year............         26,814            22,445           24,598
                                                                    ---------         ---------        ---------

    Cash and cash equivalents at end of year..................    $    48,965       $    26,814      $    22,445
                                                                    =========         =========        =========

SUPPLEMENTAL INFORMATION

    Interest paid on deposits.................................    $    30,710       $    13,742      $    10,683
    Income taxes paid.........................................          2,300               613            1,205
                                                                    =========         =========        =========

    Non-cash transactions:
      Transfer of balances from loans receivable to real estate
        owned.................................................    $     1,044       $       955      $       810
                                                                    =========         =========        =========

      Transfer of securities from the investment portfolio to
        securities available for sale.........................    $        --       $    18,576      $    95,278
                                                                    =========         =========        =========

      Transfer of mortgage-backed  securities to mortgage-backed
        securities available for sale.........................    $        --       $       504      $    31,311
                                                                    =========         =========        =========

      Transfer of loans from held for sale to loans...........    $        --       $        --      $     9,464
                                                                    =========         =========        =========







        SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

                       MSB BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

         In September 1992, MSB Bancorp, Inc. (the "Company") completed the issuance of 1,840,000 shares of common stock in connection with the conversion of Middletown Savings Bank (the "Bank") from a mutual to a stock savings bank (the "Conversion"). Concurrently with the Conversion, the Company acquired all of the Bank's common stock.

         On January 10, 1996, the Company sold 1,100,000 shares of common stock at $18 per share and 600,000 shares of its 8.75% Cumulative Convertible Preferred Stock, Series A at $21.60 per share. On February 7, 1996, the Company sold an additional 105,000 shares of Common Stock pursuant to the underwriters' exercise of their over allotment option. The issuance and sale of the shares of Common Stock and Preferred Stock on January 10 and February 7 are hereinafter collectively referred to as the "Offering." Proceeds from the Offering amounted to $32.0 million. The purpose of the Offering was to raise a significant portion of the additional capital necessary to permit the Bank to qualify as "adequately capitalized" for regulatory capital purposes immediately following the consummation of the acquisition of certain branches of First Nationwide Bank, A Federal Savings Bank ("First Nationwide").

         The Bank entered into an Asset Purchase and Sale Agreement (as amended, the "First Nationwide Agreement") with First Nationwide for the acquisition of certain assets and the assumption of certain liabilities relating to eight First Nationwide branch offices located in Carmel, Liberty, Mahopac, Monticello, Port Jervis, Spring Valley, Warwick and Washingtonville, New York (the "First Nationwide Branches"). The closing took place on January 12, 1996 (the "Closing Date") and the Bank assumed the deposits (the "First Nationwide Deposits") of the First Nationwide Branches other than the Spring Valley, New York branch (the "Spring Valley Branch") and paid First Nationwide a premium of 8.0% on the First Nationwide Deposits (and on the accrued interest thereon) (the acquisition of the First Nationwide Branches other than the Spring Valley Branch being hereinafter referred to as the "Acquisition" and the First Nationwide Branches other than the Spring Valley Branch being hereinafter referred to as the "Acquired Branches"). The First Nationwide Agreement was amended to provide for the purchase of the Spring Valley Branch by the Bank from First Nationwide concurrently with the sale of such branch by the Bank to Provident Savings Bank, F.A. ("Provident"), pursuant to an Asset Purchase and Sale Agreement (as amended, the "Spring Valley Agreement") between the Bank and Provident. Pursuant to the First Nationwide Agreement, the Bank paid First Nationwide a premium of 8.0% on the deposits of the Spring Valley Branch (and on the accrued interest thereon). The Spring Valley Agreement provided for the sale of certain assets by the Bank and the assumption of certain liabilities by Provident (the "Branch Disposition") related to the Spring Valley Branch. The Spring Valley Agreement provided, among other things, that the Branch Disposition close on March 22, 1996, whereupon Provident assumed the deposits of the Spring Valley Branch and paid the Bank a premium of 7.05% on such deposits (and on the accrued interest thereon). The Company believes that the 7.05% premium paid by Provident to the Bank as compared to the 8.0% premium paid by the Bank to First Nationwide was reasonable given the more limited strategic importance to the Bank of the Spring Valley Branch relative to the other First Nationwide Branches and considering that the Spring Valley Branch has a higher cost of funds than the other First Nationwide Branches. The Branch Disposition allows the Bank to focus on its market area of Orange, Putnam and Sullivan counties in New York.

         On January 12, 1996, the First Nationwide Deposits totaled $414.8 million. In addition, the Bank acquired certain assets related to the Acquired Branches, including facilities and fixed operating assets associated with the Acquired Branches (the "First Nationwide Assets") at a purchase price of approximately $2.9 million, and certain savings account and overdraft loans (the "First Nationwide Loans"), which totaled $1.0 million at January 12, 1996, at face value. The total amount of goodwill recorded as a result of the Acquisition totaled $34.5 million.

                       MSB BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         On October 27, 1995, the Bank converted from a New York state-chartered savings bank to a federal savings bank in order to facilitate the Acquisition as well as future expansion. In addition, the Bank changed its name to MSB Bank. As a consequence of the conversion, the Company became a savings and loan holding company subject to the regulations, examination and supervision of the Office of Thrift Supervision( the "OTS"). Prior to the conversion of the Bank to a federal savings bank, the Company was a bank holding company subject to the regulation, examination and supervision of the Federal Reserve Board ("FRB").

         The Bank provides banking services to individual and corporate customers, with its business activities concentrated in Orange County, New York, and the surrounding areas.

         The following is a summary of the significant accounting policies followed by the Company in the preparation of its financial statements.

BASIS OF FINANCIAL STATEMENT PRESENTATION

         The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, MSB Bank and MSB Travel, and the Bank's wholly owned subsidiary, MSB Financial Services, Inc. The financial statements have been prepared in conformity with generally accepted accounting principles. Significant inter-company transactions and amounts have been eliminated. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowances for losses on loans and real estate owned. The Company's accounting policies with respect to these allowances are discussed below.

CASH AND CASH EQUIVALENTS

         For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks, and Federal funds sold.

INVESTMENT AND MORTGAGE-BACKED SECURITIES

         Investment securities and mortgage-backed securities that management has the positive intent and ability to hold until maturity are stated at cost, adjusted for premium amortization and discount accretion, computed using the interest method.

         Securities to be held for indefinite periods of time including securities that management intends to use as part of its asset/liability strategy, or that may be sold in response to changes in interest rates, changes in prepayment risk, or other similar factors are classified as available for sale and are recorded at fair value with the unrealized appreciation of depreciation, net of taxes, reported separately as a component of stockholders' equity.

         As of January 1, 1994, the Company reclassified securities with carrying values of $95.5 million as available for sale. These securities had a market value of $96.8 million on January 1, 1994. In addition, mortgage-backed securities with an amortized cost of $31.3 million and a fair value of $31.4 million were classified as available for sale at January 1, 1994. The adoption of SFAS No. 115 on January 1, 1994 resulted in an unrealized gain of $846,000, which was net of deferred taxes of $562,000, and was included as a separate component of stockholders' equity. In addition, the Company recognized in income, as the cumulative effect of an accounting change, the reversal of unrealized holding losses of $117,000, net of taxes, that were previously charged to earnings, but are excluded from earnings under SFAS No. 115.

                       MSB BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MORTGAGE LOANS HELD FOR SALE

         Mortgage loans originated for sale in the secondary market are carried at the lower of cost (unpaid principal balances less net deferred loan fees) or estimated market value in the aggregate. Net unrealized losses, if any, are recorded through a valuation allowance which is netted against the related loans. Adjustments to the allowances are recorded in current operations. Realized gains and losses on the sale of loans are determined based on the cost of the specific loans sold.

LOANS

         Loans, other than those held for sale, are carried at current unpaid principal balances less the allowance for loan losses and net deferred loan fees.

         Interest on loans is accrued monthly, unless management considers collectibility to be doubtful (generally, when payments are past due three months or more). When loans are placed on non-accrual status, unpaid interest is reversed against interest income of the current period. Loans are returned to accrual status when collectibility is no longer considered doubtful (generally, when all payments have been brought current).

         Loan fees and certain direct loan origination costs are deferred and the net fee or cost is recognized in interest income using the interest method. Deferred amounts are amortized for fixed rate loans over the contractual life of the loans, and for adjustable rate loans over the period of time required to adjust the contractual rate to a yield approximating a market rate at the origination date.

         The allowance for loan losses is increased by provisions charged to operations and decreased by charge-offs (net of recoveries). Management's periodic evaluation of the adequacy of the allowance considers factors such as the Bank's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrowers' ability to repay, estimated value of any underlying collateral, and current and prospective economic conditions. Management believes that the allowance for loan losses is adequate. While management estimates loan losses using the best available information, such as independent appraisals for significant collateral properties, future adjustments to the allowance may be necessary based on changes in economic and real estate market conditions, further information obtained regarding known problem loans, identification of additional problem loans, and other factors. In addition, various regulatory agencies, as an integral part of their routine examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

         Effective January 1, 1995, the Company adopted SFAS No. 114, "Accounting by Creditors for Impairment of a Loan." Under the provisions of SFAS No. 114, a loan is considered impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. SFAS No. 114 requires creditors to measure impairment of a loan based on the present value of expected future cash flows discounted at the loan's effective interest rate or at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. If the measure of the impaired loan is less than the recorded investment in the loan, a creditor shall recognize an impairment by recording a valuation allowance with a corresponding charge to the provision for loan losses. This statement also applies to restructured loans and eliminates the requirement to classify loans that are in-substance foreclosed as foreclosed assets except for loans where the creditor has physical possession of the underlying collateral, but not legal title. Effective January 1, 1995, the Company also adopted SFAS No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures," which amends SFAS No. 114 to allow a creditor to use existing methods for recognizing interest income on impaired loans. SFAS No. 114 is applicable to all loans that are identified for evaluation of impairment except for, among others, large groups of smaller-balance homogenous loans,

                       MSB BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

such as residential mortgage loans and consumer installment loans, that are collectively evaluated for impairment and loans that are measured at fair value or the lower of cost of fair value.

         An insignificant payment delay, which is defined by the Bank as up to 90 days, will not cause a loan to be classified as impaired. In addition, a loan is not considered impaired when payments are delayed, but the Bank expects to collect all amounts due, including accrued interest for the period of delay. All loans identified as impaired are evaluated independently. The Bank does not aggregate impaired loans for evaluation purposes. Payments received on impaired loans are applied first to accrued interest, if any, and then to principal.

PREMISES AND EQUIPMENT

         Land is carried at cost. Buildings, leasehold improvements and furniture, fixtures and equipment are carried at cost, less accumulated depreciation and amortization and are depreciated using the straight-line method over the estimated useful lives of the respective assets. Leasehold improvements are amortized using the straight-line method over the term of the related lease, or the useful life of the asset, whichever is shorter.

         Maintenance, repairs and minor improvements are charged to expense as incurred, while major improvements are capitalized.

REAL ESTATE OWNED

         Real estate owned include properties acquired through legal foreclosure. These properties are initially recorded at the lower of cost or the fair value of the property less estimated selling costs. Any resulting write-downs are charged to the allowance for loan losses. Thereafter, these properties are carried at the lower of cost or estimated fair value less estimated selling costs, with any adjustments recorded in a valuation allowance.


GOODWILL

         Goodwill, which represents the excess of cost over the fair value of net assets acquired from the acquisition of deposits, is amortized to expense over the expected life of the acquired deposit base (10 years) using the straight line method.


INCOME TAXES

         Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income in the period that includes the enactment date.

NET INCOME PER SHARE

         Net income per share is calculated based upon the weighted average number of shares outstanding adjusted for common stock equivalents that have a dilutive effect on the per share data.

                       MSB BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


STOCK BASED COMPENSATION

         Prior to January 1, 1996, the Company accounted for its stock option plans in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. As such, compensation expense would be recorded on the date of the grant only if the current market price of underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS
123) which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of the grant. Alternatively, SFAS 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro-forma net income and pro-forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS 123 had been applied. The Company has elected to apply the provisions of APB Opinion No. 25 and provide the pro-forma disclosure provisions of SFAS 123 as applicable. The Company made no stock-based awards to employees or directors during the years ended December 31, 1996 and 1995.



(2)      INVESTMENT SECURITIES HELD TO MATURITY

         The Company had no investment securities classified as held to maturity at December 31, 1996 and 1995. No investment securities were sold during 1996.

         Realized gains and losses on sales of investment securities were none and $175,000, respectively, during 1995 and none and $3,000, respectively, during fiscal 1994. The proceeds from these sales totaled $3.0 million and $4.0 million in 1995 and 1994, respectively. The securities sold during 1995 and 1994 had remaining terms to maturity of less than three months. Included in realized losses for fiscal 1995 is a $142,000 loss related to the permanent impairment of certain investment securities.

                       MSB BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(3)      SECURITIES AVAILABLE FOR SALE

         The following is a summary of securities available for sale:

                                                                          GROSS             GROSS
                                                       AMORTIZED        UNREALIZED        UNREALIZED          FAIR
                                                          COST             GAINS            LOSSES            VALUE
                                                      ----------       ----------        -----------       ----------
                                                                               (IN THOUSANDS)
DECEMBER 31, 1996
-----------------
Debt securities:
    United States Government and related
      obligations................................     $   46,113       $       --        $    1,225        $   44,888
    Other investment grade bonds.................          2,111               --                37             2,074
                                                      ----------       ----------        ----------        ----------
Total debt securities............................         48,224               --             1,262            46,962

Equity securities:
    Mutual funds.................................          1,221               --                92             1,129
    Corporate equity.............................          2,586                8                --             2,594
                                                      ----------       ----------        ----------        ----------
    Total equity securities......................          3,807                8                92             3,723
                                                      ----------       ----------        ----------        ----------
Total debt and equity securities.................   $     52,031     $          8      $      1,354      $     50,685
                                                      ==========       ==========        ==========        ==========



                                                                          GROSS             GROSS
DECEMBER 31, 1995                                      AMORTIZED        UNREALIZED        UNREALIZED          FAIR
-----------------                                         COST             GAINS            LOSSES            VALUE
                                                    ------------     -------------     -------------     -------------

Debt securities:
    United States Government and related
      obligations................................   $     49,761     $        332      $        459      $     49,634
    Industrial and financial bonds...............         13,274               51                18            13,307
    Other investment grade bonds.................          9,204               95                --             9,299
                                                      ----------       ----------        ----------        ----------
Total debt securities............................         72,239              478               477            72,240

Equity securities:
    Mutual funds.................................          1,146               --                32             1,114
    Corporate equity.............................          2,225                8                 7             2,226
                                                      ----------       ----------        ----------        ----------
    Total equity securities......................          3,371                8                39             3,340
                                                      ----------       ----------        ----------        ----------
Total debt and equity securities.................   $     75,610     $        486      $        516      $     75,580
                                                      ==========       ==========        ==========        ==========

         The amortized cost and estimated market value of debt securities available for sale at December 31, 1996 by contractual maturity are shown below. Expected maturities will differ from contractual maturities, because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                                                              ESTIMATED
                                                                                          AMORTIZED             MARKET
                                                                                             COST                VALUE
                                                                                         -------------     -------------
                                                                                                (IN THOUSANDS)
Due in one year or less............................................................      $        --       $        --
Due after one year through five years..............................................           16,002            15,593
Due after five years through ten years.............................................            5,111             4,850
Due after ten years................................................................           27,111            26,519
                                                                                         -----------       -----------
                                                                                         $    48,224       $    46,962
                                                                                         ===========       ===========

                       MSB BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         The following is a summary of realized securities gains (losses) for the periods indicated:

                                                                                     FOR THE YEAR ENDED
                                                                                        DECEMBER 31,
                                                                        ------------------------------------------
                                                                        1996             1995              1994
                                                                        ----             ----              ----
                                                                                     (IN THOUSANDS)
Debt securities
   Gross realized gains.......................................    $        108      $         55     $        449
   Gross realized losses......................................              32                45              395
                                                                            76      $         10     $         54
                                                                    ----------        ----------       ----------
Equity securities
   Gross realized gains.......................................              --                 3               --
   Gross realized losses......................................              --                --               --
                                                                    ----------        ----------       ----------
   Net realized gains.........................................              --                 3               --
                                                                    ----------        ----------       ----------
   Net security gains.........................................    $         76      $         13     $         54
                                                                    ==========        ==========       ==========



         Included in securities available for sale at December 31, 1995, was an interest earning deposit in the amount of $4.9 million. This amount was being held in escrow pending the completion of the Acquisition and Branch Disposition. In addition, included in corporate equity securities at December 31, 1996 and 1995 is $2.4 million and $2.1 million, respectively, of Federal Home Loan Bank capital stock, which is restricted to sale only to member financial institutions.


         Proceeds from sales of debt securities totaled $36,841,000, $16,094,000 and $50,840,000 for the years ended December 31, 1996, 1995 and 1994, respectively.



(4)      MORTGAGE-BACKED SECURITIES AVAILABLE FOR SALE

         Mortgage-backed securities available for sale are summarized as follows:

                                                                          GROSS             GROSS
                                                       AMORTIZED        UNREALIZED        UNREALIZED           FAIR
                                                          COST             GAINS             LOSSES           VALUE
                                                      ------------     -------------     -------------     -------------
                                                                               (IN THOUSANDS)
DECEMBER 31, 1996
-----------------

Collateralized mortgage obligations:
    Federal Home Loan Mortgage Corporation.......     $   106,832      $        --       $     1,255       $   105,577
    Federal National Mortgage Association........          37,045               --               811            36,234
    Other Collateralized mortgage obligations....         163,321               --             3,574           159,747
Mortgage pass throughs...........................          22,672               --               802            21,870
                                                      -----------      -----------       -----------       -----------
                                                      $   329,870      $        --       $     6,442       $   323,428
                                                      ===========      ===========       ===========       ===========

DECEMBER 31, 1995
-----------------
Collateralized mortgage obligations:
    Federal Home Loan Mortgage Corporation.......   $      14,757    $          40     $         115     $      14,682
    Federal National Mortgage Association........          19,545               26               117            19,454
    Other Collateralized mortgage obligations....           3,215               --                32             3,183
Mortgage pass throughs...........................          12,440               47                31            12,456
                                                      -----------      -----------       -----------       -----------
                                                    $      49,957    $         113     $         295     $      49,775
                                                      ===========      ===========       ===========       ===========


         Gross realized gains and losses on sales of mortgage-backed securities available for sale were $79,000 and $151,000, and $50,000 and $30,000, respectively, during 1996 and 1995, respectively. The proceeds from these sales amounted to $88,554,000 and $20,063,000. No mortgage-backed securities available for sale were sold in 1994.

                       MSB BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(5)      LOANS

         Loans consist of the following:

                                                                          DECEMBER 31,
                                                              -----------------------------------
                                                                    1996                1995
                                                              ----------------    ---------------
                                                                            (IN THOUSANDS)
Real estate loans
    Residential
      One-to-four family dwellings........................    $      256,853      $      221,097
      Multi-family........................................            14,362              14,431
      Held for sale.......................................               644               1,075
    Commercial............................................            45,463              29,674
                                                              --------------      --------------
   Total real estate loans................................    $      317,322      $      266,277

Other loans
    Secured by savings accounts...........................               770                 562
    Property improvement..................................                97                 182
    Education.............................................             1,955               2,156
    Consumer..............................................             9,368               5,895
    Commercial............................................             8,756               5,686
    Checking overdraft lines of credit....................             1,487               1,173
    Other.................................................               701                 678
                                                              --------------      --------------
      Total other loans...................................    $       23,134      $       16,332
                                                               -------------      --------------
Net deferred loan origination fees........................    $           (5)     $         (438)
Allowance for loan losses.................................            (1,960)             (1,659)
                                                              --------------      --------------
    Total loans, net......................................    $      338,491      $      280,512
                                                              ==============      ==============

         The following table sets forth information with respect to non-performing loans which are past due 90 days or more:

                                                                           DECEMBER 31,
                                                         -----------------------------------------------
                                                             1996             1995              1994
                                                             ----             ----              ----
                                                                         (IN THOUSANDS)
Loans in non-accrual status
    One-to-four family residential mortgage loans....    $    3,364        $    2,343       $    1,507
    Multi-family mortgage loans......................            69                69               62
    Commercial mortgage loans........................         1,125               488              182
    Other loans......................................           217                61               15
                                                         ----------        ----------       ----------
      Total loans in non-accrual status..............    $    4,775        $    2,961       $    1,766
                                                         ----------        ----------       ----------
       Total non-performing loans....................    $    4,775        $    2,961       $    1,766
                                                         ==========        ==========       ==========



         As of December 31, 1996, the total recorded investment in impaired loans was $2,399,000, which consisted of $1,227,000 of loans that are potential problem loans and $1,172,000 of loans that are in non-accrual status. In addition, impaired loans consisted of $1,999,000 of commercial mortgage loans that were measured with reference to the appraised value of the collateral property and $400,000 of commercial loans measured based on expected cash flows. As of December 31, 1995, the total recorded investment in impaired loans was $916,000, which consisted of $539,000 of loans that are potential problem loans and $377,000 of loans that are in non-accrual status. In addition, impaired loans consisted of $857,000 of commercial mortgages that were measured based on expected cash flows. The average balance of impaired loans during 1996 and 1995 amounted to $1,817,000 and $982,000, respectively. At December 31, 1996 and 1995, there was no allowance related to impaired loans as determined under SFAS No. 114. Interest income recognized on impaired loans was not significant for the years ended December 31, 1996 and 1995.

         The effect on interest income of non-accrual loans amounted to $413,000, $134,000 and $116,000 for the years ended December 31, 1996, 1995 and
1994, respectively.

                       MSB BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         The Bank originates loans primarily in the New York counties of Orange, Ulster, Putnam and Sullivan. The ability of borrowers to make principal and interest payments is dependent upon, among other things, the level of overall economic activity and the real estate market conditions prevailing within the Bank's lending region. If these conditions were to deteriorate, higher levels of non-performing loans and charge-offs could occur resulting in higher provisions for loan losses. Real estate loans are comprised of adjustable rate loans of $276.3 million and fixed rate loans of $41.0 million at December 31, 1996, and $237.8 million and $28.5 million, respectively, at December 31, 1995.

         Certain mortgage loans originated by the Bank are sold without recourse in the secondary market to the Federal National Mortgage Association ("FNMA"). The unpaid principal balances of such serviced loans, which are not included in the statements of condition, were approximately $31.2 million and $21.2 million at December 31, 1996 and 1995, respectively.


(6)      ALLOWANCE FOR LOAN LOSSES

         Activity in the allowance for loan losses is summarized as follows:

                                                                                    FOR THE YEAR ENDED
                                                                                        DECEMBER 31,
                                                                    -------------------------------------------------
                                                                        1996              1995              1994
                                                                        ----              ----              ----
                                                                                     (IN THOUSANDS)
Balance at beginning of period................................      $    1,659        $    1,459        $    1,466
Provision charged to operations...............................           1,400               483               119
Loans charged off
    Real estate...............................................             634               234                28
    Other loans...............................................             485                73               105
                                                                    ----------        ----------        ----------
                                                                         1,119        $      307        $      133
Recoveries
    Real estate...............................................               1                 2                --
    Other loans...............................................              19                22                 7
                                                                    ----------        ----------        ----------
                                                                    $       20        $       24        $        7
                                                                    ----------        ----------        ----------
Net charge-offs...............................................      $    1,099        $      283        $      126
                                                                    ----------        ----------        ----------
Balance at end of period......................................      $    1,960        $    1,659        $    1,459
                                                                    ==========        ==========        ==========
Ratio of net charge-offs to average net loans outstanding.....            0.36%             0.11%             0.06%

                       MSB BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(7)      PREMISES AND EQUIPMENT

         Premises and equipment are summarized as follows:

                                                                                               DECEMBER 31,
                                                                                  ------------------------------------
                                                                                        1996               1995
                                                                                        ----               ----
                                                                                            (IN THOUSANDS)
Land.........................................................................     $      1,809       $      1,232
Buildings....................................................................           10,898              9,108
Furniture, fixtures and equipment............................................            9,880              8,805
Leasehold improvements.......................................................            2,027              1,884
                                                                                    ----------         ----------
                                                                                        24,614             21,029
Less accumulative depreciation and amortization..............................            9,745              8,609
                                                                                    ----------         ----------
Premises and equipment, net..................................................     $     14,869       $     12,420
                                                                                    ==========         ==========

         Occupancy and equipment includes depreciation and amortization of $1,256,000, $942,000 and $958,000 for the years ended December 31, 1996, 1995 and 1994, respectively.


(8)      REAL ESTATE OWNED

         Investments in real estate consisted of properties owned through foreclosures and amounted to $915,000 and $806,000 at December 31, 1996 and 1995, respectively.


(9)      DEPOSITS

         The following is a summary of deposits at the dates indicated:

                                                             DECEMBER 31, 1996                  DECEMBER 31, 1995
                                                    ----------------------------------   -------------------------------
                                                                         WEIGHTED                           WEIGHTED
                                                                     AVERAGE NOMINAL                         AVERAGE
                                                        AMOUNT            RATES             AMOUNT        NOMINAL RATES
                                                    -------------   ----------------     ------------   ----------------
                                                                           (DOLLARS IN THOUSANDS)

Club accounts....................................     $      422              2.86%      $      391             3.00%
NOW accounts.....................................         39,242              2.00           16,833             2.00
Savings accounts.................................        193,280              3.28          128,305             3.00
Money market accounts............................         52,004              4.25           44,353             3.21
Time deposits....................................        403,772              5.31          161,772             5.42
Demand deposits..................................         47,441                --           37,290               --
                                                      ----------       -----------       ----------        ---------
Total deposits...................................     $  736,161              4.18%      $  388,944             3.70%
                                                      ==========       ===========       ==========        =========



         The maturity of time deposits is as follows:

                                                             DECEMBER 31, 1996                  DECEMBER 31, 1995
                                                    --------------------------------   --------------------------------
                                                        AMOUNT             RATE             AMOUNT            RATE
                                                        ------             ----             ------            ----
                                                                           (DOLLARS IN THOUSANDS)
Six months or less...............................   $    197,651            5.14%      $     84,325             5.36%
More than six months to one year.................        120,479            5.34             42,063             5.33
More than one year to three years................         57,258            5.46             27,624             5.62
More than three years............................         28,384            6.11              7,760             5.93
                                                      ----------       ---------         ----------        ---------
Total time deposits..............................   $    403,772            5.31%      $    161,772             5.42%
                                                      ==========       =========         ==========        =========

                       MSB BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         Time deposits issued in amounts of $100,000 or more amounted to approximately $33.7 million and $11.3 million at December 31, 1996 and 1995. Interest expense on these deposits amounted to approximately $1,837,000, $578,000 and $274,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

         Interest expense by depositor account is summarized as follows:

                                                                YEAR ENDED DECEMBER 31,
                                                 --------------------------------------------------
                                                      1996              1995             1994
                                                      ----              ----             ----
                                                               (DOLLARS IN THOUSANDS)
Club accounts..................................  $       25       $       25        $        25
NOW accounts...................................         791              277                260
Savings accounts...............................       6,145            3,918              4,592
Money market accounts..........................       1,819            1,406              1,339
Time deposits..................................      21,930            8,116              4,467
                                                   --------         --------          ---------
    Total deposits.............................  $   30,710       $   13,742        $    10,683
                                                   ========         ========          =========


(10)     BORROWINGS


         The Company had no borrowings outstanding at December 31, 1996 and 1995. During 1996, the Company utilized advances from the Federal Home Loan Bank to provide liquidity. The maximum outstanding borrowings during 1996 were $12.1 million and interest expense related to these advances amounted to $31,000. During 1995, the Company had outstanding borrowings which consisted of repurchase agreements. Securities sold under repurchase agreements were delivered to the primary dealers who arranged the transaction. The securities remained registered in the Bank's name and were returned upon maturity and repayment of the borrowing. The maximum amount of outstanding repurchase agreements during 1995 was $43.6 million. The average balance of repurchase agreements during 1995 was $21.2 million. Interest expense on these repurchase agreements totaled $1.4 million in 1995.



(11)     INCOME TAXES

         The components of income tax expense are as follows:

                                                                YEAR ENDED DECEMBER 31,
                                              ----------------------------------------------------
                                                    1996              1995             1994
                                                    ----              ----             ----
                                                            (DOLLARS IN THOUSANDS)
Current
   Federal..................................  $    1,268        $    1,201        $       535
   State....................................         504               509                123

Deferred
   Federal..................................        (419)              (51)               (25)
   State....................................        (249)              (37)                (7)
                                                --------          --------          ---------
     Total..................................  $    1,104        $    1,622        $       626
                                                ========          ========          =========

                       MSB BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         A reconciliation between the provision for income taxes and the amount computed by multiplying income before income taxes by the statutory Federal income tax rate of 34% is as follows:

                                                                              YEAR ENDED DECEMBER 31,
                                                                 ---------------------------------------------
                                                                      1996            1995           1994
                                                                      ----            ----           ----
                                                                            (DOLLARS IN THOUSANDS)
     Tax at statutory rate.....................................  $      957      $    1,354      $     563
     Increase (decrease) resulting from:
        Excise tax on termination of pension plan..............          31              --             --
        Non-taxable interest income............................         (19)            (14)           (44)
        State income taxes, net of federal income tax benefit..         168             312             77
        Dividend received deduction............................         (24)            (20)           (27)
        Other net..............................................          (9)            (10)            57
                                                                   --------        --------        -------
                                                                 $    1,104      $    1,622      $     626
                                                                   ========        ========        =======


         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are as follows:

                                                                                   YEAR ENDED DECEMBER 31,
                                                                     ------------------------------------------------
                                                                           1996            1995           1994
                                                                           ----            ----           ----
                                                                                   (DOLLARS IN THOUSANDS)
       Deferred tax assets:
          Net unrealized loss on securities available for sale...    $    3,111        $       84     $     2,953
          Deferred compensation..................................           121                84              76
          Allowance for loan losses..............................           784               664             583
          Post-retirement benefits...............................           723               687             645
          Deferred loan fees.....................................             2               175             187
          Goodwill amortization..................................           586                95              64
          Non-accrual interest...................................           165                55              34
                                                                       --------          --------       ---------
              Total gross deferred tax assets....................    $    5,492        $    1,844     $     4,542

       Deferred tax liabilities:
          Premises and equipment, primarily due to differences in
              depreciation.......................................    $      782        $      631     $       529
          Tax bad debt reserves over base year amount............            86               126             102
          Prepaid pension........................................            --               158             159
                                                                       --------          --------       ---------
              Total gross deferred tax liabilities...............           868               915             790
                                                                       --------          --------       ---------
              Net deferred tax asset.............................    $    4,624        $      929     $     3,752
                                                                       ========          ========       =========


         Under tax law that existed prior to 1996, the Bank was generally allowed a special bad debt deduction in determining income for tax purposes. The deduction was based on either a specified experience formula or a percentage-of-taxable-income before such deduction. The experience method was used in preparing the income tax returns for 1995 and 1994. Federal legislation was enacted in August of 1996, which repealed for tax purposes the percentage-of-taxable-income bad debt reserve method. As a result, the Bank must instead use the direct charge-off method to compute its bad debt deduction. The Federal legislation also requires the Bank to recapture its post-1987 net additions to its tax bad debt reserves. The Bank has previously provided for this liability in the financial statements. New York State enacted legislation in July of 1996, which redesignated the Bank's State bad debt reserves at December 31, 1995 as the base-year amount and also provide for future additions to the base-year reserve using the percentage-of-taxable income method.

         Retained earnings at December 31, 1996 includes approximately $6 million for which no provision for income tax has been made. This amount represents an allocation of income to bad debt deductions for tax purposes only. Events that would result in taxation of these reserves include failure to qualify as a bank for tax purposes, distributions in complete or partial liquidation, stock redemptions and excess distributions

                       MSB BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

to shareholders. At December 31, 1996, the Bank had an unrecognized tax liability of $2 million with respect to this reserve.

         Management has determined that it is more likely than not that it will realize the deferred tax assets based upon the nature and timing of the items listed above. There can be no assurances, however, that there will be no significant differences in the future between taxable income and pre-tax book income if circumstances change. In order to fully realize the net deferred tax asset, the Bank will need to generate future taxable income. Management has projected that the Bank will generate sufficient taxable income to utilize the net deferred tax asset. However, there can be no assurance as to such levels of taxable income generated.


(12)     STOCKHOLDERS' EQUITY

GENERAL

         Pursuant to regulations set forth by the New York State Banking Department, upon conversion from a New York State chartered mutual savings bank to a New York State Stock form savings bank in 1992, the Bank established a liquidation account in the amount of $28.1 million, its total net worth at March 31, 1992, in order to grant a priority to eligible account holders (as defined) who continue to maintain eligible deposits at the Bank. The balance of the liquidation account is reduced annually to the extent that eligible account holders reduce their eligible deposits; however, subsequent increases in eligible deposits do not restore an eligible account holder's interest in the liquidation account. In the event of a complete liquidation of the Bank (and only in such event), each eligible account holder would be entitled to receive a distribution from the liquidation account, after payment of all creditor's claims, in an amount proportionate to the current adjusted eligible deposit balance. Such distributions would be made prior to any payments to holders of common stock. The balance of the liquidation account was $7.1 million at December 31, 1996.

PREFERRED STOCK

         In connection with the Offering, the Company sold 600,000 shares of its 8.75% Cumulative Convertible Preferred Stock Series A at $21.60 per share.

         The Series A Preferred Stock is not redeemable prior to January 10, 1999. The Series A Preferred Stock will be redeemable, at the option of the Company, in whole or in part, at any time on or after January 10, 1999, at the following per share prices (expressed as a percentage of the liquidation preference per share of Series A Preferred Stock) during the 12-month period beginning January 10, in each of the following years:
                                                        Redemption
                    Year                                  Price
                    ----                                  -----
                    1999..................................106.12%
                    2000..................................105.250
                    2001..................................104.375
                    2002..................................103.500
                    2003..................................102.625
                    2004..................................101.750
                    2005..................................100.875
                    2006 and thereafter...................100.000

         In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, the holders of shares of Series A Preferred Stock are entitled to receive out of assets of the Company available for distribution to stockholders under applicable law, before any payment or distribution of assets is made to holders of Common Stock or any other class or series of stock ranking junior to the Series A

                       MSB BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Preferred Stock upon liquidation, liquidating distributions in the amount of $21.60 per share plus accrued and unpaid dividends (whether or not earned or declared) to the date fixed for such liquidation, dissolution or winding up. If upon any voluntary or involuntary liquidation, dissolution or winding up of the Company, the amounts payable with respect to the Series A Preferred Stock and any other shares of stock of the Company ranking as to any such distribution on a parity with the Series A Preferred Stock, are not paid in full, the holders of the series A Preferred Stock and of such other shares will share ratably in any such distribution of assets of the Company in proportion to the full respective preferential amounts to which they are entitled. After payment of the full amount of the liquidation to which they are entitled, the holders shares of Series A Preferred Stock will not be entitled to any further participation in any distribution of assets by the Company.

CAPITAL REQUIREMENTS

         The OTS regulations require savings associates to meet three minimum capital standards: a tangible capital ratio requirement of 1.5% of total assets as adjusted under the OTS regulations, a leverage ratio requirement of 3.0% of core capital to such adjusted total assets and a risk-based capital ratio requirement of 8.0% of core and supplementary capital to total risk-based assets. The 3.0% core capital requirement has been effectively superseded by the OTS' prompt corrective action regulations, which impose a 4.0% core capital requirement for treatment as an "adequately capitalized" thrift and a 5.0% core capital requirement for treatment as a "well capitalized" thrift. In determining the amount of risk-weighted assets for purposes of the risk-based capital requirement, a savings association must compute its risk-based assets by multiplying its assets and certain off-balance sheet items by risk-weights, which range from 0% for cash and obligations issued by the United States Government or its agencies to 100% for consumer and commercial loans, as assigned by the OTS capital regulation based on the risks OTS believes are inherent in the type of assets.

         The following table sets forth the capital position of the Bank as calculated at December 31, 1996:

                                                     TANGIBLE                   CORE                 RISK-BASED
                                                     --------                   ----                 ----------
                                                AMOUNT      PERCENT      AMOUNT      PERCENT      AMOUNT     PERCENT
                                                ------      -------      ------      -------      ------     -------
                                                                         (DOLLARS IN THOUSANDS)

Capital as calculated under GAAP...........     $  70,944      9.0%     $  70,944       9.0%     $  70,944     20.7%
Deduct goodwill............................        32,835      4.2         32,835       4.2         32,835      9.6
Add qualifying general loan loss allowance,
   as limited by regulation................            --      --              --       --           1,960      0.6
Add net unrealized loss on securities
   available for sale, net of taxes........         4,677      0.6          4,677       0.6          4,677      1.4
                                                   ------    -----      ---------     -----         ------    -----
Capital, as calculated.....................        42,786      5.4         42,786       5.4         44,746     13.1
Capital, as required.......................        11,813      1.5         31,501       4.0         27,339      8.0
                                                   ------    -----      ---------     -----         ------    -----
Excess.....................................     $  30,973      3.9%     $  11,285       1.4%     $  17,407      5.1%
                                                =========    =====      =========     =====      =========    =====


DIVIDEND RESTRICTIONS

         Delaware law stipulates that the Company may only pay dividends from its capital surplus or, if no surplus exists, from its net profits for the current and preceding year.

         The Bank's ability to pay dividends to the Company is also subject to various restrictions. At least 30 days' written notice must be given to the OTS of a proposed capital distribution by a savings association, and capital distributions in excess of specified earnings or by certain institutions are subject to approval by the OTS. An association that has capital in excess of all fully phased-in regulatory capital requirements before and after a proposed capital distribution and that is not otherwise restricted in making capital distributions, could, after prior notice but without the approval of the OTS, make capital distributions during a calendar year equal to the greater of (i) 100% of its net earnings to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (the excess capital over its fully phased-in

                       MSB BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

capital requirements) at the beginning of the calendar year, or (ii) 75% of its net earnings for the previous four quarters. Any additional capital distributions would require prior OTS approval. In addition, the OTS can prohibit a proposed capital distribution, otherwise permissible under the regulation, if the OTS has determined that the association is in need of more than normal supervision or if it determines that a proposed distribution by an association would constitute an unsafe or unsound practice. Furthermore, under the OTS prompt corrective action regulations, the Bank would be prohibited from making any capital distribution if, after the distribution, the Bank failed to meet its minimum capital requirements, as described above.


(13)     EMPLOYEE BENEFITS

RETIREMENT PLAN

         Prior to August 31, 1995, the Bank maintained a defined benefit pension plan which covered substantially all employees of the Bank who met certain age and length of service requirements.

         The Bank terminated the defined benefit plan as of August 31, 1995. Settlement of the Plan liabilities occurred in July 1996, resulting in a pre-tax gain of $32,000.

         The following is a reconciliation of the funded status of the Bank's defined benefit plan:

                                                       JULY 31, 1996     DECEMBER 31, 1995
                                                       -------------     -----------------
                                                                             POST
Actuarial present value of benefit obligations           SETTLEMENT       CURTAILMENT
                                                         ----------       -----------
Accumulated benefit obligation-vested.................  $     3,173   $         3,173
Accumulated benefit obligation--non-vested.............         294               294
                                                         ----------       -----------
Projected benefit obligation..........................        3,467             3,467
Plan assets, at fair value............................        4,501             5,100
                                                         ----------       -----------
Plan assets in excess of projected benefit obligation.        1,034             1,633
Unrecognized net transition asset.....................          (40)              (40)
Unrecognized net transition past experience different
   from that assumed..................................          (63)              (63)
                                                         ----------       -----------
     Prepaid pension expense..........................  $       931   $         1,530
                                                         ==========       ===========

The components of net pension expense are as follows:

                                                                   YEAR ENDED DECEMBER 31
                                                         ----------------------------------------
                                                         1996              1995              1994
                                                         ----              ----              ----
                                                                      (IN THOUSANDS)
Service cost....................................    $       --       $      123        $      196
Interest cost...................................            --              211               306
Actual return on plan assets....................            --             (237)               32
Net amortization and deferral...................            --              (11)             (412)
                                                      --------         --------          --------
     Net pension expense........................            --       $       86        $      122
                                                      ========         ========          ========


         A discount rate of 7.50% and 8.00% for the years ended December 31, 1995 and 1994, respectively, was used in determining the actuarial present value of the projected benefit obligation ("PBO"). The rate of increase in future compensation levels used in calculating the PBO was 6.05% for 1995 and 5.5% for 1994. The expected long-term rate of return on plan assets was 8% in both 1995 and 1994.

         The defined benefit plan allowed participants, upon retirement, to elect to receive either monthly benefit payments or a lump sum distribution. The plan was amended effective January 1, 1994 to eliminate the lump sum distribution option. However, all vested benefits up to January 1, 1994 were grandfathered and therefore eligible for lump sum distribution. In connection with the termination of the plan, a lump sum

                       MSB BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

distribution option was re-instituted for distributions to active employees. A group annuity contract was purchased to provide benefits for current retirees and active employees who elected to receive deferred monthly payments commencing at or after retirement.

SAVINGS PLAN

         The Bank also sponsors an incentive savings plan (a defined contribution plan) that is offered to substantially all employees. The Bank began making discretionary contributions to the Plan on September 1, 1995, concurrent with the termination of the Bank's defined benefit plan. Salaries and employee benefits expense includes incentive savings plan expense of $101,000, $92,000 and $18,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

EMPLOYEE STOCK OWNERSHIP PLAN

         Concurrently with the Offering, the Company adopted an Employee Stock Ownership Plan (the "ESOP") for substantially all employees. The ESOP purchased 182,160 shares of the Company's common stock in the Conversion at a cost of $1,821,600 using the proceeds of a loan provided by an unrelated financial institution. The terms of the loan call for level principal payments in 28 quarterly installments commencing September 30, 1992 with interest at a variable rate equal to the prime rate. Loan payments are being funded over a seven-year period principally from the Company's contributions to the ESOP, which are charged to expense as incurred. Contributions for the years ended December 31, 1996, 1995 and 1994 amounted to approximately $310,000, $343,000 and $418,000, respectively.

         Shares purchased by the ESOP are held in a suspense account for allocation to individual participant accounts as the loan is repaid. Shares are allocated annually based on the relative compensation of the participants. The cost of the unallocated shares held in the suspense account is reflected as a reduction of stockholders' equity.

BANK RECOGNITION AND RETENTION PLAN

         The Company established the Bank Recognition and Retention Plans ("BRP's") as a method of providing officers and directors of the Bank with a proprietary interest in the Company. The BRP's are designed to encourage the participants to remain with the Bank. The BRP's purchased a total of 4% or 73,600 of the shares issued in the Offering which were awarded to the BRP participants. During fiscal 1992, the BRP's acquired 63,882 shares with contributions from the Bank of $736,000. The remaining 9,778 shares were acquired by the BRP in October 1992, at a cost of $112,000. Awards to plan participants vest at a rate of 20% per year commencing one year from the date of the award. As awards vest, the Bank will recognize an employee benefit expense in an amount equal to the cost basis of the stock. The expense recognized for vested benefits amounted to $131,000, $129,000 and $178,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

STOCK OPTION PLAN

         The Company's Incentive Stock Option Plan ("Employees' Plan") and the Stock Option Plan for Outside Directors ("Director's Plan") provide for the granting of options to directors and officers of the Company. Under the terms of the plans, options may be granted at not less than fair market value on the date of the grant.

         The Employees' Plan authorizes the grant of stock options and limited rights with respect to 128,800 shares of common stock of the Company, equal to 7% of the shares of common stock issued in the Conversion. Options under the Employees' Plan are exercisable on a cumulative basis in equal installments at a rate of 20% per year commencing one year from date of the grant, except that in the event of termination of employment other than as a result of death, disability, retirement, or a change in control of the Company or the Bank, options not previously exercisable will automatically expire. As of December 31,

                       MSB BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1996, 1995 and 1994, options for the purchase of 34,755 shares, 38,755 shares and 55,059 shares, respectively, were outstanding under this plan. At December 31, 1996, 24,451 shares were exercisable. Options exercised during 1996 amounted to 4,000 shares. No options were granted in 1996, 1995 and 1994. Upon exercise of "Limited Rights" in the event of a change in control, the employee will be entitled to receive a lump sum cash payment equal to the difference between the exercise price of the related option and the fair market value of the shares of Common Stock underlying the option. In the event of death, disability or normal retirement, the Company, if requested by the employee, may elect, in exchange for the option, to pay the employee, or beneficiary in the event of death, the amount by which the fair market value of the Common Stock exceeds the exercise price of the option on the date of the employee's termination of employment.

         Under the Director's Plan, Directors were granted, concurrent with the Conversion, non-statutory options to purchase an aggregate amount of Common Stock of the Company equal to 3% or 55,200 of the shares of the Common Stock issued in the Conversion. Options for an additional 6,750 shares have been reserved for grants to subsequent outside Directors. Each Director received a fixed award of options, plus a number of options based upon the Director's length of service. Options vest one year after the date of grant, except that in the event of death, retirement, disability or a change in control of the Bank or the Company, all options will vest immediately. The exercise price per share of each option is equal to the fair market value of the shares of Common Stock on the date the option was granted. All options granted under the Director's Plan expire upon the earlier of 10 years following the date of grant or one year following the date the optionee ceases to be a Director. There were no options exercised during 1996.

OTHER RETIREMENT BENEFITS

         In addition to pension benefits, the Company provides certain health care and life insurance benefits for retired employees and their spouses. A Medicare supplement is provided through the American Association of Retired Persons for retirees who have completed 10 years of service. Retirees with 10 to 19 years of service contribute 50% of the premiums and retirees with 20 or more years contribute 20% of the premium. The health care plan provides for a $250 deductible per individual with 70% co-insurance up to $1,750 and 100% thereafter. Life insurance is provided at 90% of the amount of insurance in force at retirement and is reduced 10% a year for four years. Thereafter, life insurance is provided at 50% of the insurance in force at retirement. Dental benefits are also provided on a procedure-specific basis.

         The following is a reconciliation of the funded status of the plan:

                                                                                      YEAR ENDED DECEMBER 31,
                                                                                      -----------------------
                                                                               1996            1995            1994
                                                                               ----            ----            ----
                                                                                       (DOLLARS IN THOUSANDS)
Accumulated post-retirement benefit obligation
   Retirees...........................................................     $      407     $      424      $       703
   Active employees fully eligible for benefits.......................             --             --              204
   Other active employees.............................................            676            568              630
                                                                             --------       --------        ---------
       Total..........................................................          1,083            992      $     1,537
   Unrecognized gain (loss)...........................................            543            526               75
   Unrecognized past service liability................................            182            199               --
                                                                             --------       --------        ---------
   Accrued post-retirement benefits...................................     $    1,808     $    1,717      $     1,612
                                                                             ========       ========        =========

                       MSB BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         The components of net periodic post-retirement benefit cost are as follows:

                                                                                      YEAR ENDED DECEMBER 31,
                                                                                      -----------------------
                                                                               1996            1995            1994
                                                                               ----            ----            ----
                                                                                      (DOLLARS IN THOUSANDS)
   Service cost.......................................................     $       90     $       63      $        75
   Interest cost......................................................             80            127              130
   Unrecognized gain..................................................            (23)           (16)              --
   Unrecognized past service liability................................            (16)            --               --
                                                                             --------       --------        ---------
       Total..........................................................     $      131     $      174      $       205
                                                                             ========       ========        =========

         A discount rate of 7.75%, an annual rate of salary increases of 6.5% and a 10% increase in the assumed healthcare costs reducing linearly to 5.5% in 2005 were used to determine the Accumulated Post-Retirement Benefit Obligation ("APBO") at December 31, 1996. A discount rate of 7.5%, an annual rate of salary increases of 6.5% and a 10% increase in the assumed healthcare costs reducing linearly to 5.5% in 2005 were used to determine the APBO at December 31, 1995. For fiscal 1994, a discount rate of 8.25%, an annual rate of salary increases of 6.5% and a 10.5% increase in the assumed health care costs reducing linearly to 5.5% in the year 2005 were used. The effect of a one-percentage point increase in the assumed health care cost trend rates for each future year would be an increase in net periodic post-retirement benefits cost of $21,300 and an increase of $166,000 in the APBO.

         Compensation and benefits expense includes insurance premiums for retiree health care and life insurance benefits, and similar benefits for active employees of $473,000, 423,000 and $486,000 for the years ended December 31, 1996, 1995 and 1994, respectively.


(14)     COMMITMENTS AND CONTINGENCIES

         In the normal course of business, the Company has various outstanding commitments and contingent liabilities that have not been reflected in the consolidated financial statements.

         The principal commitments and contingent liabilities of the Company are discussed in the sections that follow.

LEASE COMMITMENTS

         The future minimum lease payments under operating leases at December 31, 1996 are as follows:

                    YEAR ENDING DECEMBER 31,                                             AMOUNT
                    ------------------------                                             ------
                                                                                      (IN THOUSANDS)

                         1997.................................                           $    228
                         1998.................................                                176
                         1999.................................                                171
                         2000.................................                                169
                         2001.................................                                169
                         2002 and thereafter..................                              1,332
                                                                                         --------
                             Total minimum lease payments                                $  2,245
                                                                                         ========


                       MSB BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


LOAN COMMITMENTS AND LINES OF CREDIT


         At December 31, 1996 and 1995, the Company's commitments to originate loans, including unused lines of credit, were as follows:

                                                                          1996                  1995
                                                                          ----                  ----
                                                                                (IN THOUSANDS)
  Real estate loans...........................................        $   36,833        $       23,595
  Other loans.................................................             5,292                 3,947
  Stand-by letters of credit..................................               102                   105
                                                                      ----------            ----------
     Total commitments........................................        $   42,227        $       27,647
                                                                       =========            ==========


         Commitments to extend credit are contractual agreements to lend to customers within specified time periods at interest rates and on other terms based on existing market conditions. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee by the customer. The Company's outstanding loan commitments and lines of credit do not necessarily represent future cash requirements since certain of these instruments may expire without being funded and others may not be fully drawn upon. The credit risk associated with loan commitments and lines of credit is essentially the same as for outstanding loans reported in the balance sheet. Commitments and lines of credit are subject to the same credit approval process, including case-by-case evaluation of the customer's creditworthiness and related collateral requirements. Substantially all of these commitments have been entered into with customers within the Bank's lending region as described in
Note 5. Loan commitments include extensions of credit with adjustable rates of $35,422,000 and $23,447,000 at December 31, 1996 and 1995, respectively, and extension of credit with fixed rates of $6,805,000 and $4,200,000 at December 31, 1996 and 1995, respectively.

LEGAL PROCEEDINGS


         Except as described below, the Bank is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Such routine legal proceedings in the aggregate are believed by management to be immaterial to the Company's financial condition and results of operations.

         The Company and its directors are defendants in a lawsuit, POHLI V. MSB BANCORP, INC. ET AL., commenced by a stockholder in the Delaware Court of Chancery, New Castle County, on or about November 7, 1995. The plaintiff, purporting to represent a class consisting of all stockholders except the stockholder defendants and those affiliated with the stockholder defendants, alleges that the defendant directors have breached and continue to breach their fiduciary duties to stockholders by, among other things, failing to give due consideration to proposals to acquire the Company or its assets, for failing to maximize stockholder value and for failing to disclose all material facts to stockholders. The plaintiff, on behalf of the purported class, seeks unspecified money damages and an affirmative injuction directing the director defendants to consider and negotiate all bona fide offers or proposals to acquire the Company. On December 4, 1995, the Company filed an answer denying all of the substantive allegations continued in the complaint and seeking, among other things, an order dismissing the complaint with prejudice. This action has been dormant. No discovery requests have been served by the plaintiffs. The Company intends to vigorously contest the allegations of wrongdoing in this action.

         The Company and its directors are defendants in a lawsuit, KAHN BROTHERS & CO., INC. ET AL. V. MSB BANCORP, INC. ET AL., commenced by stockholders in the Delaware Court of Chancery, New Castle County, on or about November 22, 1995. The plaintiffs, who own in excess of 5% of the outstanding shares of the Common Stock and purport to represent a class consisting of all stockholders except the stockholder defendants, allege that the defendant directors breached their duty of care by failing to become fully informed about the proposals of HUBCO, Inc. ("HUBCO"); breached their duty of disclosure to stockholders by not notifying the

                       MSB BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


public or the Company's stockholders of HUBCO's proposals; and breached their duty of good faith and fair representation by, among other things, not investigating whether the Acquisition constituted a reasonable alternative for building stockholder value. The plaintiffs further allege that the Company's offering of Common Stock in connection with the Acquisition (the "Common Stock Offering") was not intended to enhance stockholder value, but rather was for the purpose of diluting the ownership and voting strength of existing stockholders and further entrenching existing management and the Board. The plaintiffs sought to enjoin the Common Stock Offering and are also seeking damages equal to the difference between the market price of the Common Stock on September 7, 1995, and $35 (approximately $14,989,000 in the aggregate) or, in the alternative, the difference between the market price of the Common Stock on October 26, 1995, and $25 (approximately $7,394,000 in the aggregate), including interest and attorneys' and other professional fees. In connection with this action, plaintiffs filed a motion seeking expedited discovery and scheduling. On December 6, 1995, in response to the plaintiffs' motion for expedited proceedings, which was treated by the court as an application for a temporary restraining order with respect to the Common Stock Offering, the court denied the plaintiffs' application for such order. On December 12, 1995, the court denied the plaintiffs' motion for re-argument. On December 18, 1995, the Company filed an answer denying all of the substantive allegations in the complaint and seeking, among other things, an order dismissing the complaint with prejudice. Plaintiffs amended their complaint to include allegations relating to an unsolicited merger proposal received by the Company from the First Empire State Corporation ("First Empire") on December 28, 1995. Specifically, the amended complaint alleges, among other things, that the Company's Board of Directors, in breach of its duties of care, loyalty and disclosure, relied on the advice of Bear, Stearns & Co., Inc. ("Bear Stearns"), the Company's financial advisor and underwriter for the Offering, knowing that Bear Stearns could not render independent financial advice regarding the First Empire proposal. The plaintiffs are seeking alternative damages based on these allegations in an amount equal to the difference between the market price of the Common Stock on December 28, 1995 and $26 (approximately $11,560,000 in the aggregate). The Company filed its amended answer on February 1, 1996 denying all of the substantive allegations in the amended complaint and seeking, among other things, an order dismissing the amended complaint with prejudice. The parties have engaged in substantial written discovery, and plaintiffs have deposed four of the directors and have requested the depositions of certain of the remaining director defendants. The Company intends to continue to vigorously contest the allegations of wrongdoing in this action.


         While the Company believes that it has meritorious defenses in these legal actions and is vigorously defending these suits, the legal responsibility and financial impact with respect to these litigation matters cannot presently be ascertained, and accordingly there is a risk that the final resolution of these matters could result in the payment of monetary damages which would be material in relation to the consolidated financial condition or results of operations of the Company. The Company does not believe that the likelihood of such a result is probable and has not yet established any specific litigation reserves with respect to such matters.


OTHER COMMITMENTS

         At December 31, 1990, the Company had commitments to purchase $12.0 million of securities. These securities will be classified as available for sale and were purchased in the normal course of business.



(15)     CONDENSED PARENT COMPANY ONLY FINANCIAL STATEMENTS

         The following condensed balance sheets at December 31, 1996, 1995 and condensed statements of income and cash flows for the years ended December 31, 1996, 1995 and 1994 for MSB Bancorp, Inc. should be read in conjunction with the consolidated financial statements of the Company and the notes thereto.

                       MSB BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                                        DECEMBER 31,
                                                                                        ------------
   BALANCE SHEET                                                             1996                       1995
                                                                             ----                       ----
                                                                                      (IN THOUSANDS)
   ASSETS
      Cash and cash equivalents..................................    $           58              $       3,104
      Federal funds..............................................               400                        400
      Securities available for sale..............................                25                         --
      Equity in net assets of subsidiary.........................            70,825                     41,207
      Other assets...............................................               783                        294
                                                                       ------------                -----------
                                                                     $       72,091              $      45,005
                                                                       ============                -----------
   LIABILITIES
      Dividends payable..........................................    $          708              $         244
      Accrued expenses...........................................               161                         23
      ESOP obligation............................................               432                        742
                                                                       ------------                -----------
            Total liabilities....................................    $        1,301              $       1,009
                                                                       ============                -----------



   STOCKHOLDERS' EQUITY
      Preferred Stock............................................    $            6              $          --
      Common Stock...............................................                30                         18
      Additional paid-in capital.................................            48,163                     16,198
      Retained Earnings..........................................            32,009                     33,110
      Treasury stock, at cost....................................            (4,137)                    (4,157)
      Unallocated ESOP stock.....................................              (432)                      (742)
      Unallocated BRP stock......................................              (172)                      (303)
      Net unrealized loss on securities available for sale.......            (4,677)                      (128)
                                                                       ------------                -----------
            Total stockholders' equity...........................    $       70,790              $      43,996
                                                                       ------------                -----------
                                                                     $       72,091              $      45,005
                                                                       ============                ===========

   STATEMENTS OF INCOME

                                                                                        YEAR ENDED
                                                                                       DECEMBER 31
                                                                        -----------------------------------------
                                                                        1996              1995               1994
                                                                        ----              ----               ----
                                                                                      (IN THOUSANDS)
   Interest income...............................................  $        22      $       120        $        233
   Dividends from subsidiary.....................................          953              750                 835
   Realized securities gains.....................................           --               --                   4
                                                                     ---------        ---------          ----------
   Total income..................................................          975              870               1,072
   Expenses......................................................          340              380                 273
                                                                     ---------        ---------          ----------

   Income  before  income  taxes  and  equity  in   undistributed
      earnings of subsidiary.....................................          635              490                 799
   Income tax expense (benefit)..................................          (91)            (115)                  4
                                                                     ---------        ---------          ----------
   Income before equity in undistributed earnings of subsidiary..          726              605                 795
   Equity in undistributed earnings of subsidiary................          985            1,756                 352
                                                                     ---------        ---------          ----------
      Net income.................................................  $     1,711      $     2,361        $      1,147
                                                                     =========        =========          ==========

                       MSB BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                                        YEAR ENDED
STATEMENTS OF CASH FLOWS                                                               DECEMBER 31
                                                                        ----------------------------------------
                                                                        1996              1995              1994
                                                                        ----              ----              ----
Cash Flows From Operating Activities                                                 (IN THOUSANDS)
Net Income....................................................    $      1,711      $      2,361      $     1,147
Adjustments to reconcile net income to net cash provided
    by operating activities:
    Equity in earnings of subsidiary not providing funds......            (985)           (1,756)            (352)
    Securities (gains) losses.................................              --                --               (4)
    (Increase) decrease in other assets.......................             (25)              187              (24)
    Increase (decrease) in accrued expenses...................             138               (65)             (25)
    Other  ...................................................             (13)               57               --
                                                                    ----------        ----------        ---------
    Net cash provided by operating activities.................    $        826      $        784      $       742
                                                                    ----------        ----------        ---------

Cash Flows From Investing Activities
Purchase of securities........................................             (25)     $         --      $      (989)
Sales of securities held for sale.............................              --                --              985
Maturities of investment securities...........................              --             2,000            1,000
                                                                    ----------        ----------        ---------
Net cash used by investing activities.........................    $        (25)     $      2,000      $       996
                                                                    ----------        ----------        ---------

Cash Flows From Financing Activities
Proceeds from the sale of stock...............................          32,013                --               --
Infusion of capital to subsidiaries...........................         (33,513)               --               --
Proceeds from the exercise of stock  dividends................              40               212              645
Purchase of treasury stock....................................              --            (2,038)          (1,159)
Payment of common and preferred stock dividends...............          (2,387)             (979)            (770)
                                                                    ----------        ----------        ---------
Net cash provided by financing activities.....................    $     (3,847)     $     (2,805)     $    (1,284)
                                                                    ----------        ----------        ---------
Net increase (decrease) in cash and cash equivalents..........    $     (3,046)     $        (21)     $       454
Cash and cash equivalents at beginning of year................           3,504             3,525            3,071
                                                                    ----------        ----------        ---------
Cash and cash equivalents at end of year......................    $        458      $      3,504      $     3,525
                                                                    ==========        ==========        =========



(16)     FAIR VALUE OF FINANCIAL INSTRUMENTS

         SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," requires the Company to disclose estimated fair values for its financial instruments. Whenever possible, quoted market prices are used to estimate the fair value of a financial instrument. An active market does not exist, however, for many financial instruments. As a result, fair value estimates are made, as of a specific date, based on judgments regarding future expected cash flows, current economic conditions, risk factors and other characteristics of the financial instrument. These estimates are subjective in nature and involve uncertainties. Changes in these judgments often have a material impact on the fair value estimates. In addition, since these estimates are made as of a specific date, they are susceptible to material changes in the near future. The information presented is based on pertinent information available to management as of December 31, 1996 and 1995. Although management is not aware of any factors, other than changes in interest rates, that would significantly affect the estimated fair values, the current estimated value of these instruments may have changed significantly since that point in time. Fair value estimates, methods, and assumptions are set forth below for the Company's financial instruments.

                       MSB BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


INVESTMENTS AND MORTGAGE-BACKED SECURITIES

         The carrying amounts for short-term investments approximate fair value because they mature in 90 days or less and do not present unanticipated credit concern. The fair value of longer-term investments and mortgage-backed securities, except certain state and municipal securities, is estimated based on bid prices published in financial newspapers or bid quotations received from securities dealers.

LOANS

         Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type such as commercial, commercial real estate, residential mortgage and other consumer. Each loan category is further segmented into fixed and adjustable rate interest terms and by performing and non-performing categories.

         The fair value of performing loans is calculated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates that reflect the credit and interest rate risk inherent in the loan. The estimate of maturity is based on the Bank's historical experience with repayments for each loan classification, modified, as required, by an estimate of the effect of discounting contractual cash flows adjusted for prepayment estimates using discount rates based on secondary market sources adjusted to reflect differences in servicing and credit costs.

         Fair value for significant non-performing loans is based on recent external appraisals. If appraisals are not available, estimated cash flows are discounted using a rate commensurate with the risk associated with the estimated cash flows. Assumptions regarding credit risk, cash flows, and discount rates are judgmentally determined using available market information and specific borrower information.

DEPOSIT LIABILITIES

         Under SFAS No. 107, the fair value of deposits with no stated maturity, such as non-interest bearing demand deposits, savings and NOW accounts and money market and checking accounts, is equal to the amount payable on demand. The fair value of certificates of deposit is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities.

         The following is a summary of the carrying values and estimated fair values of the Company's financial instruments at the dates indicated:

                                                            DECEMBER 31, 1996                  DECEMBER 31, 1995
                                                            -----------------                  -----------------
                                                        CARRYING         ESTIMATED          CARRYING         ESTIMATED
                                                         AMOUNT         FAIR VALUE          AMOUNT         FAIR VALUE
                                                         ------         ----------          ------         ----------
                                                                                (IN THOUSANDS)
Financial Assets:
   Cash and due from banks.......................   $     16,375     $     16,375      $     15,862      $      15,862
   Federal funds sold............................         32,590           32,590            10,952             10,952
   Securities available for sale.................         50,685           50,685            75,580             75,580
   Mortgage-backed securities available for sale.        323,428          323,428            49,775             49,775
   Loans, net....................................        338,491          340,479           280,950            284,056
   Accrued interest receivable...................          5,552            5,552             3,219              3,219
Financial Liabilities:
   Non-interest bearing demand...................         47,441           47,441            37,290             37,290
   Savings and NOW...............................        232,944          232,944           145,529            145,529
   Money market..................................         52,004           52,004            44,353             44,353
   Time deposits.................................        403,772          406,160           161,772            162,009


                       MSB BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(17)     QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)


                                                        FIRST         SECOND          THIRD         FOURTH
YEAR ENDED DECEMBER 31, 1996                           QUARTER        QUARTER        QUARTER        QUARTER
----------------------------                           -------        -------        -------        -------
                                                                          (IN THOUSANDS)
Quarterly Operating Data
   Interest income...............................   $    13,125    $    13,740    $    13,853     $   13,632
   Interest expense..............................         7,576          7,680          7,785          7,752
                                                      ---------      ---------      ---------       --------
   Net interest income...........................         5,549          6,060          6,068          5,880
   Provision for loan losses.....................           250            320            400            430
   Realized gains (losses) on securities.........            (1)            18            (48)            35
   Other non-interest income.....................           864          1,022          1,012          1,125
   SAIF assessment...............................            --             --          2,925             --
   Non-interest expense..........................         5,139          5,211          5,213          4,881
                                                      ---------      ---------      ---------       --------
   Income before income taxes....................         1,023          1,569         (1,506)         1,729
   Income tax expense............................           435            653           (648)           664
                                                      ---------      ---------      ---------       --------
   Net income (loss).............................   $       588    $       916    $      (858)    $    1,065
                                                      =========      =========      =========       ========
   Net income (loss) per share...................   $      0.12    $      0.22    $     (0.40)    $     0.27
                                                      =========      =========      =========       ========


                                                        FIRST         SECOND          THIRD          FOURTH
YEAR ENDED DECEMBER 31, 1995                           QUARTER        QUARTER        QUARTER        QUARTER
----------------------------                           -------        -------        -------        -------

Quarterly Operating Data.........................
   Interest income...............................   $     6,429    $     7,155    $     7,871    $     7,696
   Interest expense..............................         3,114          3,881          4,274          3,914
                                                      ---------      ---------       --------        -------

   Net interest income...........................         3,315          3,274          3,597          3,782
   Provision for loan losses.....................            53            142            128            160
   Realized gains (losses) on securities.........            (1)          (178)            22             15
   Other non-interest income.....................           579            555            588            588
   Non-interest expense..........................         2,839          2,790          2,750          3,291
                                                      ---------      ---------       --------        -------

   Income before income taxes....................         1,001            719          1,329            934
   Income tax expense............................           401            301            593            327
                                                      ---------      ---------       --------        -------
   Net income....................................   $       600    $       418    $       736    $       607
                                                      =========      =========       ========        =======
   Net income (loss) per share...................   $      0.35    $      0.25    $      0.44    $      0.36
                                                      =========      =========       ========      =========

                       MSB BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(18)     SAVINGS ASSOCIATION INSURANCE FUND (SAIF) ASSESSMENT

         On September 30, 1996, the President signed into law the Deposit Insurance Funds Act of 1996 (the "Funds Act") which, among other things, imposes a special one-time assessment on SAIF member institutions, including the Bank, to recapitalize the SAIF. As required by the Funds Act, the FDIC imposed a special assessment of 65.7 basis points on SAIF assessable deposits held as of March 31, 1995, payable November 27, 1996. The special assessment was recognized as an expense in the third quarter of 1996 and is tax deductible. The Bank incurred a pre-tax charge of $2.9 million as a result of the FDIC special assessment.

         The Funds Act also spreads the obligations for payment of the Financing Corporation ("FICO") bonds across all SAIF and BIF members. Beginning January 1, 1997, BIF deposits will be assessed for FICO payments at a rate of 20% of the rate assessed on SAIF deposits. Based on current estimates by the FDIC, BIF deposits will be assessed a FICO payment of 1.3 basis points, while SAIF deposits will pay an estimated 6.5 basis points on the FICO bonds. Full pro rata sharing of the FICO payments between BIF and SAIF members will occur on the earlier of January 1, 2000 or the date the BIF and SAIF are merged. The Funds Act specifies that the BIF and SAIF will be merged on January 1, 1999 provided no savings associations remain as of that time.

         The Funds Act requires the Secretary of the Treasury to conduct a study of the relevant factors with respect to the development of a common charter for all insured depository institutions and the abolition of separate charters for banks and thrifts and to report the Secretary's conclusions and findings to the Congress on or before March 31, 1997. Two bills have been introduced in Congress to eliminate the federal thrift charter, with one requiring the federal thrift to convert to a bank charter and the other giving the federal thrift the option to convert to a national or state chartered bank or to a state savings and loan association. It is uncertain at this time whether or when any of these proposals will be enacted or, if enacted, how long the transition period that federal savings banks will have in which to convert.

         As a result of the Funds Act and recently passed legislation, SAIF assessments will be lowered to 0 to 27 basis points effective January 1, 1997, a range comparable to that of BIF members. However, SAIF members will continue to make the higher FICO payments described above. Management cannot predict the level of FDIC insurance assessments on an on-going basis, whether the savings association charter will be eliminated, or whether the BIF and SAIF will eventually be merged.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


                                    PART III


ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following information included in the Proxy Statement for the 1997 Annual Meeting of Stockholders (the "Proxy Statement") is incorporated herein by reference: "Election of Directors," "Meetings of the Board and Committees of the Board" and "Executive Compensation."


ITEM 11.          EXECUTIVE COMPENSATION

         The following information included in the Proxy Statement is incorporated herein by reference: "Directors' Compensation" and "Executive Compensation."


ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following information included in the Proxy Statement is incorporated herein by reference: "Voting Securities," "Security Ownership of Certain Beneficial Owners" and "Stock Ownership of Management."


ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The following information included in the Proxy Statement is incorporated herein by reference: "Transactions with Certain Related Persons."



                                     PART IV


ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES
                  AND REPORTS ON FORM 8-K

                  (a) Listed below are all financial statements and exhibits filed as part of this report:

                           (1) The consolidated balance sheets of MSB Bancorp, Inc. and subsidiary as of December 31, 1996, 1995 and 1994 and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three year period ended December 31, 1996, together with the related notes and the independent auditors' report of KPMG Peat Marwick LLP and Nugent and Haeussler, PC (the Company's predecessor accountant), independent certified public accountants.

                  (2) All other schedules omitted as they are not applicable.

                  (3)      Exhibits

DESIGNATION       DESCRIPTION
-----------       -----------

3.1               Certificate of Incorporation of MSB Bancorp, Inc.
                  (Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1, No. 33-47626, filed on July 13, 1992)

3.2               By-laws of MSB Bancorp, Inc. (Incorporated by reference to
                  Exhibit 3.2 to the Company's Form 10-K, dated March 22, 1996)

4.1               Specimen Stock Certificate (Incorporated by reference to
                  Exhibit 4.0 to the Registration Statement on Form S-1, No. 33-47626, filed on July 13, 1992)

4.2 Rights Agreement between MSB Bancorp, Inc. and Mellon Bank, N.A., dated as of September 16, 1994 (Incorporated by reference to Exhibit 2 to the Registration Statement on Form 8-A, filed on September 20, 1994)

4.3 Amendment No. 1, dated as of January 9, 1996, to Rights Agreement between MSB Bancorp, Inc. and Mellon Bank, N.A., dated as of September 16, 1994 (Incorporated by reference to Exhibit 4.3 to the Company's Form 10-K, dated March 22, 1996)

4.4 Certificate of Designations, Preferences and Rights of Series A Junior Participating Preferred Stock of MSB Bancorp, Inc. (Included as Exhibit A to the Rights Agreement set forth at Exhibit 4.2)

4.5 Form of Right Certificate (Included as Exhibit B to the Rights Agreement set forth at Exhibit 4.2)

4.6 Certificate of Designations, Preferences and Rights of 8.75% Cumulative Convertible Preferred Stock, Series A of MSB Bancorp, Inc. (Incorporated by reference to Exhibit 4.6 to the Company's Form 10-K, dated March 22, 1996)

4.7 Specimen Stock Certificate for 8.75% Cumulative Convertible Preferred Stock, Series A (Incorporated by reference to
                  Exhibit 4.7 to the Company's Form 10-K, dated March 22, 1996)

4.8 Preferred Stock Purchase Agreement, dated as of January 4, 1996, by and between MSB Bancorp, Inc. and HUBCO, Inc., regarding 8.75% Cumulative Convertible Preferred Stock, Series A of MSB Bancorp, Inc. (Incorporated by reference to Exhibit
                  4.8 to the Company's Form 10-K, dated March 22, 1996)

10.1 MSB Bank 401(k) Savings Plan, as amended and restated effective as of July 1, 1995 (Incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-2, No. 33-97904)

10.2 Middletown Savings Employee Stock Ownership Plan and Trust, effective as of January 1, 1992 (Incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-1, No. 33-47626)

DESIGNATION       DESCRIPTION
-----------       -----------

10.3 Amendments to the Middletown Savings Bank Employee Stock Ownership Plan and Trust (Incorporated by reference to Exhibit
                  10.5 to the Form 10-K for the fiscal year ended December 31,
                  1994)

10.4 MSB Bancorp, Inc. Incentive Stock Option Plan (Incorporated by reference to Exhibit A to the Proxy Statement for the First Annual Meeting of Stockholders on January 27, 1993)

10.5 MSB Bancorp, Inc. Stock Option Plan for Outside Directors (Incorporated by reference to Exhibit B to the Proxy Statement for the First Annual Meeting of Stockholders on January 27,
                  1993)

10.6 MSB Bank Recognition and Retention Plan, as amended and restated effective as of June 1, 1995 (Incorporated by reference to Exhibit 10.9 to the Registration Statement on Form S-2, No. 33-97904)

10.7 MSB Bank Directors' Deferred Compensation Plan, as amended and restated effective as of June 1, 1995 (Incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-2, No. 33-97904)

10.8 Retirement Plan for Board Members of MSB Bancorp, Inc., adopted effective as of October 21, 1994 (Incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-2, No. 33-97904)

10.9 MSB Bank Officers' Deferred Compensation Plan, adopted effective as of November 1, 1996

10.10 MSB Bank Employee Severance Compensation Plan, as amended and restated effective as of September 3, 1995 (Incorporated by reference to Exhibit 10.14 to the Registration Statement on Form S-2, No. 33-97904)

10.11 Employment Agreement by and between MSB Bancorp, Inc. and William C. Myers, adopted effective as of September 3, 1994, as amended effective as of September 3, 1995 (Incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-2, No. 33-97904)

10.11(A) Amendatory Agreement to the Employment Agreement by and between MSB Bancorp, Inc. and William C. Myers, adopted effective as of September 3, 1996

10.12 Employment Agreement by and between MSB Bancorp, Inc. and Gill Mackay, adopted effective as of September 3, 1994, as amended effective as of September 3, 1995 (Incorporated by reference to Exhibit 10.11 to the Registration Statement on Form S-2, No. 33-97904)

10.12(A) Amendatory Agreement to the Employment Agreement by and between MSB Bancorp, Inc. and Gill Mackay, adopted effective as of September 3, 1996

DESIGNATION       DESCRIPTION
-----------       -----------

10.13 Employment Agreement by and between MSB Bancorp, Inc. and Anthony J. Fabiano, effective as of January 1, 1996 (Incorporated by reference to Exhibit 10.15 to the Registration Statement on Form S-2, No. 33-97904)

10.13(A) Amendatory Agreement to the Employment Agreement by and between MSB Bancorp, Inc. and Anthony J. Fabiano, effective as of January 1, 1997

10.14 Special Termination Agreements by and between MSB Bank and Karen DeLuca, Frances C. Reilly, Frank J. Fogg, Steven R. Gleason and Jane G. Matheson, respectively, adopted effective as of September 3, 1994, as amended effective as of October 27, 1995 (Incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-2, No. 33-97904)

10.15 Special Termination Agreements by and between MSB Bank and Stephen W. Dederick and Mary Ellen Rogulski, respectively, adopted effective as of January 1, 1996 (Incorporated by reference to Exhibit 10.17 to the Registration Statement on Form S-2, No. 33-97904)

10.16 Asset Purchase and Sale Agreement, dated as of September 29, 1995, and amendment thereto, dated December 28, 1995, between Middletown Savings Bank and First Nationwide Bank, A Federal Savings Bank (Incorporated by reference to the Current Reports on Form 8-K, dated October 2, 1995 and January 2, 1996, respectively)

10.17 Asset Purchase and Sale Agreement, dated as of December 28, 1995, and Amendment No. 1 thereto, dated December 28, 1995, between MSB Bank and Provident Savings Bank, F.A. (Incorporated by reference to the Current Report on Form 8-K, dated January 2, 1996)

11                Statement re:  Computation of Earnings Per Share

16 Letter re Change in Certifying Accountant (Incorporated by reference to the Company's Current Report on Form 8-K dated December 6, 1995, as amended by the Form 8-K/A dated December 11, 1995)

21 Subsidiaries of the Registrant (Incorporated by reference to Exhibit 21 to the Company's Form 10-K, dated March 22, 1996)

27 Financial Data Schedule (submitted only with filing in electronic format)

99 Proxy Statement for the 1997 Annual Meeting of Stockholders (to be filed pursuant to Rule 14a-6 under the Securities Exchange Act of 1934, as amended)

         (b) The Company did not file any Current Reports on Form 8-K during the fourth quarter of 1996.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15 of the Securities Exchange Act of 1934, the Registrant certifies that it has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of Goshen, State of New York, on March 3, 1997.

                                     MSB Bancorp, Inc.


                                     By: /s/ William C. Myers
                                         --------------------------
                                         William C. Myers
                                         President and Chief Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the dates indicated.


                  Name                                     Title                                 Date
                  ----                                     -----                                 ----

/s/ Wiliam C. Myers                        Director, President, Chief Executive             March 3, 1997
-------------------------------------      Officer and Chairman of the Board
William C. Myers                           (Principal executive officer)


/s/ Gill Mackay                            Executive Vice President                         March 3, 1997
-------------------------------------      and Chief Operating Officer
Gill Mackay

/s/ Anthony J. Fabiano                     Senior Vice President and Chief                  March 3, 1997
-------------------------------------      Financial Officer (Principal
Anthony J. Fabiano                         Accounting and Financial Officer)

/s/ Joan M. Costello                       Director                                         March 3, 1997
-------------------------------------
Joan M. Costello

-------------------------------------      Director                                         March 3, 1997
Ralph W. Decker

/s/ Joseph R. Donovan                      Director                                         March 3, 1997
-------------------------------------
Joseph R. Donovan

/s/ John L. Krause                         Director                                         March 3, 1997
-------------------------------------
John L. Krause

/s/ John W. Norton                         Director                                         March 3, 1997
-------------------------------------
John W. Norton

/s/ Douglas Porto                          Director                                         March 3, 1997
-------------------------------------
Douglas Porto

/s/ Nicholas J. Scali                      Director                                         March 3, 1997
-------------------------------------
Nicholas J. Scali

/s/ Daniel R. Snyder                       Director                                         March 3, 1997
-------------------------------------
Daniel R. Snyder

/s/ Frederick B. Wildfoerster, Jr.         Director                                         March 3, 1997
-------------------------------------
Frederick B. Wildfoerster, Jr.