Form 10-Q
period 1997-03-31
MSB BANCORP INC /DE
filed 1997-05-13
CIK 887202

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                                -----------------

                                    FORM 10-Q

(MARK ONE)

/X/           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

                                       OR

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

                                       N/A
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed from last Report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No/ /.

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                                                  Outstanding At
                    Class                         March 31, 1997
                    -----                         --------------
                Common Stock,                         2,837,136
                par value $.01

                                TABLE OF CONTENTS


                         PART I -- FINANCIAL INFORMATION
                         -------------------------------

Item 1.  Financial Statements

         Consolidated Balance Sheets (Unaudited) -- March 31, 1997
         and December 31, 1996................................................1

         Consolidated Statements of Income (Unaudited) -- Quarters
         ended March 31, 1997 and 1996........................................2

         Consolidated Statements of Cash Flows (Unaudited) -- Quarters
         ended March 31, 1997 and 1996........................................3

         Notes to Unaudited Consolidated Financial Statements.................5

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations............................................... 9

Item 3.  Quantitative and Qualitative Disclosures
         about Market Risk...................................................15


                          PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings...................................................16

Item 2.  Changes in Securities...............................................16

Item 3.  Defaults upon Senior Securities.....................................16

Item 4.  Submission of Matters to a Vote of Security Holders.................16

Item 5.  Other Information...................................................16

Item 6.  Exhibits and Reports on Form 8-K....................................16

         Signatures..........................................................17

ITEM 1.  FINANCIAL STATEMENTS

MSB BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
              (UNAUDITED)
 (In thousands except shares and per share amounts)

                                                                    MARCH 31,  DECEMBER 31,
                                                                      1997         1996
                                                                  ------------ ------------

ASSETS
  Cash and due from banks ......................................   $  16,736    $  16,375
  Federal funds sold ...........................................      34,225       32,590
  Securities available for sale ................................      53,511       50,685
  Mortgage-backed securities available for sale ................     301,031      323,428
  Loans, net ...................................................     343,076      338,491
  Premises and equipment, net ..................................      14,598       14,869
  Accrued interest receivable ..................................       4,715        5,552
  Real estate owned ............................................       1,056          915
  Goodwill .....................................................      31,913       32,835
  Other assets .................................................       9,818        5,176
                                                                   ---------    ---------
     Total assets ..............................................   $ 810,679    $ 820,916
                                                                   =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
  Liabilities
     Deposits ..................................................     729,546      736,161
     Mortgagors' escrow deposits ...............................       1,508        1,849
     Accrued expenses and other liabilities ....................      10,869       11,684
     ESOP obligations ..........................................         356          432
                                                                   ---------    ---------
     Total liabilities .........................................     742,279      750,126
                                                                   ---------    ---------
  Stockholders' Equity
   Preferred stock ($.01 par value; 1,000,000
     shares authorized; 600,000 shares issued at March 31,
     1997 and December 31, 1996) ...............................           6            6
   Common stock ($.01 par value; 5,000,000
    shares authorized; 3,045,000 shares issued
    at March 31, 1997 and December 31, 1996) ...................          30           30
      Additional paid-in capital ...............................      48,117       48,163
      Retained earnings ........................................      32,266       32,009
      Treasury stock, at cost (207,864 shares and 211,064
      shares at March 31, 1997 and December 31, 1996,
      respectively) ............................................      (4,069)      (4,137)
      Unallocated ESOP stock ...................................        (356)        (432)
      Unallocated BRP stock ....................................        (140)        (172)
      Net unrealized loss on securities available for sale .....      (7,454)      (4,677)
                                                                   ---------    ---------
           Total stockholders' equity ..........................      68,400       70,790
                                                                   ---------    ---------
           Total liabilities and stockholders' equity ..........   $ 810,679    $ 820,916
                                                                   =========    =========

See accompanying notes to the unaudited consolidated financial statements.

MSB BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF INCOME
              (UNAUDITED)
(In thousands except shares and per share amounts)

                                                                   FOR THE QUARTER ENDED MARCH 31,
                                                                   -------------------------------
                                                                       1997                1996
                                                                   -----------         -----------
INTEREST INCOME
  Mortgage loans ...............................................   $     6,506         $     5,216
  Other loans ..................................................           563                 495
  Mortgage-backed securities ...................................         5,269               5,218
  Securities ...................................................           838               1,384
  Federal funds sold ...........................................           350                 812
                                                                   -----------         -----------
        Total interest income ..................................        13,526              13,125

INTEREST EXPENSE
  Interest on deposits .........................................         7,437               7,561
  Interest on ESOP obligation ..................................             9                  15
                                                                   -----------         -----------
        Total interest expense .................................         7,446               7,576
                                                                   -----------         -----------
  Net interest income ..........................................         6,080               5,549
  Provision for loan losses ....................................           300                 250
                                                                   -----------         -----------
  Net interest income after provision for loan losses ..........         5,780               5,299

NON-INTEREST INCOME
  Service fees .................................................           895                 812
  Net realized gains (losses) on securities ....................            15                  (1)
  Realized gains on mortgage loans
    held for sale ..............................................            32                  48
  Other non-interest income ....................................            15                   4
                                                                   -----------         -----------
                                                                           957                 863
NON-INTEREST EXPENSE
  Salaries and employee benefits ...............................         2,140               2,040
  Occupancy and equipment ......................................           818                 768
  Federal deposit insurance premiums ...........................            82                 238
  Goodwill amortization ........................................           921                 755
  Other non-interest expense ...................................         1,217               1,338
                                                                   -----------         -----------
                                                                         5,178               5,139
                                                                   -----------         -----------
  Income before income taxes ...................................         1,559               1,023
  Income tax expense ...........................................           602                 435
                                                                   -----------         -----------
  Net income ...................................................   $       957         $       588
                                                                   ===========         ===========
  Earnings per share ...........................................   $      0.23                0.12
  Weighted average shares outstanding ..........................     2,874,830           2,720,314
                                                                   ===========         ===========


See accompanying notes to the unaudited consolidated financial statements.

MSB BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
              (UNAUDITED)
              (In thousands)

                                                                   FOR THE QUARTER ENDED MARCH 31,
                                                                   -------------------------------
                                                                       1997                1996
                                                                   -----------         -----------
 OPERATING ACTIVITIES
   Net Income ..................................................   $      957          $      588
   Adjustments to reconcile net income to net
    cash provided by operating activities:
   Realized gains on securities ................................          (15)                  1
   Realized gain on sale of mortgage loans .....................          (32)                (48)
   Amortization of premiums/discounts on securities ............          266                 183
   Proceeds from the sale of student loans .....................          302                 232
   Origination of mortgage loans held for sale .................       (3,643)             (2,905)
   Proceeds from the sale of mortgage loans ....................        3,740               3,478
   Amortization of net deferred loan origination fees ..........          (43)                (53)
   Depreciation and amortization ...............................          325                 305
   Provisions for loan losses ..................................          300                 250
   Write-downs on real estate ..................................           21                 116
   Goodwill amortization .......................................          921                 755
   Decrease (increase) in accrued interest receivable ..........          837              (2,404)
   Decrease (increase) in prepaid expenses and
    other assets ...............................................       (1,620)               (160)
   Increase (decrease) in accrued expenses and
    other liabilities ..........................................       (2,634)             (6,715)
   Net change in Federal and State income tax
    payables and receivables ...................................          458                 437
   Deferred income taxes .......................................          (60)               (115)
   Other .......................................................          280                (371)
                                                                   ----------          ----------
     Net cash provided by (used in) operating activities .......   $      360          $   (6,426)
                                                                   ----------          ----------

 INVESTING ACTIVITIES
   Net (increase) decrease in loans ............................   $   (5,784)         $   (7,047)
   Maturities and redemptions of debt securities ...............           --              10,400
   Purchases of securities available for sale ..................       (3,638)            (25,337)
   Proceeds from the sale of securities available for sale .....           --              17,801
   Purchases of mortgage-backed securities available for sale ..      (19,346)           (375,064)
   Proceeds from the sale of mortgage-backed securities
    available for sale .........................................       33,243              11,685
   Repayments of mortgage-backed securities available for sale .        4,446               6,406
   Repayments of asset backed securities .......................           --                 143
   Proceeds from the sale of real estate owned, net ............          425                  65
   Purchases of property and equipment .........................           (2)             (3,265)
   Cash received in branch acquisition .........................           --             380,299
                                                                   ----------          ----------
     Net cash provided by (used in) investing activities .......   $    9,344          $   16,086
                                                                   ----------          ----------


See accompanying notes to the unaudited consolidated financial statements.

MSB BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
              (UNAUDITED)
              (In thousands)

                                                                   FOR THE QUARTER ENDED MARCH 31,
                                                                   -------------------------------
                                                                       1997                1996
                                                                   -----------         -----------
FINANCING ACTIVITIES
  Net change in deposits .......................................   $   (6,615)         $  (25,049)
  Net increase (decrease) in mortgagors' escrow deposits .......         (341)               (502)
  Repayment of ESOP loan .......................................          (76)                (81)
  Proceeds from the sale of stock ..............................           --              32,078
  Payment of common stock dividends ............................         (708)               (260)
  Proceeds from the exercise of stock options ..................           32                  --
                                                                   ----------          ----------
        Net cash provided by (used in) financing activities ....       (7,708)         $    6,186
                                                                   ----------          ----------

  Increase (decrease) in cash and cash equivalents .............   $    1,996          $   15,846
  Cash and cash equivalents at beginning of period .............       48,965          $   26,814
                                                                   ----------          ----------
  Cash and cash equivalents at end of period ...................   $   50,961          $   42,660
                                                                   ==========          ==========

SUPPLEMENTAL INFORMATION
  Interest paid on savings deposits ............................   $    7,425          $    9,133
  Income taxes paid (received) .................................          136                 103

  Non-cash transactions:
   Transfer of balances from loans receivable to real
     estate owned ..............................................   $      644          $      307
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

         On January 10, 1996, the Company sold 1,100,000 shares of common stock at $18 per share and 600,000 shares of its 8.75% Cumulative Convertible Preferred Stock, Series A at $21.60 per share. On February 7, 1996, the Company sold an additional 105,000 shares of Common Stock pursuant to the underwriters' exercise of their over-allotment option. The issuance and sale of the shares of Common Stock and Preferred Stock on January 10 and February 7 are hereinafter collectively referred to as the "Offering." Proceeds from the Offering amounted to $32.1 million. The purpose of the Offering was to raise a significant portion of the additional capital necessary to permit the Bank to qualify as "adequately capitalized" for regulatory capital purposes immediately following the consummation of the acquisition (the "Acquisition") of certain branches of First Nationwide Bank, A Federal Savings Bank ("First Nationwide").

         The Bank entered into an Asset Purchase and Sale Agreement (as amended, the "First Nationwide Agreement") with First Nationwide for the acquisition of certain assets and the assumption of certain liabilities relating to eight First Nationwide branch offices located in Carmel, Liberty, Mahopac, Monticello, Port Jervis, Spring Valley, Warwick and Washingtonville, New York (the "First Nationwide Branches"). The closing took place on January 12, 1996 (the "Closing Date"), whereupon the Bank assumed the deposits (the "First Nationwide Deposits") of the First Nationwide Branches.

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

         The unaudited quarterly and year to date financial statements presented herein should be read in conjunction with the annual audited consolidated financial statements of the Company for the fiscal year ended December 31, 1996.

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

2.       Earnings Per Share

         Primary earnings per common share is calculated based upon the weighted average common shares outstanding adjusted for common stock equivalents that have a dilutive effect on the per share data. Earnings for the purpose of computing primary earnings per share consists of net income for the period less dividends on preferred stock. Common stock equivalents include stock options. During the first quarter of 1996, the Company sold 600,000 shares of its 8.75% Cumulative Convertible Preferred Stock, Series A in the Offering. This stock is not considered a common stock equivalent but is used in the calculation of fully diluted earnings per share. Since the preferred stock has an anti-dilutive effect on earnings per share for the quarters ended March 31, 1997 and 1996, it has not been incorporated in the calculation; fully diluted and primary earnings per share are the same.

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

         Activity in the allowance for loan losses for the periods indicated is summarized as follows:

                                                     QUARTER ENDED
                                                        MARCH 31,            YEAR ENDED
                                                -----------------------     DECEMBER 31,
                                                   1997          1996           1996
                                                ---------     ---------     ------------
                                                         (DOLLARS IN THOUSANDS)
Balance at beginning of period .............    $  1,960      $  1,659      $  1,659
Provision for loan losses ..................         300           250         1,400
LOANS CHARGED OFF
          Real estate ......................         121           210           634
          Other loans ......................          91            51           485
                                                --------      --------      --------
Total loans charged off ....................         212           261         1,119
                                                --------      --------      --------
     RECOVERIES
          Real estate ......................           6            --             1
          Other loans ......................          20             4            19
                                                --------      --------      --------
        Total recoveries ...................          26             4            20
                                                --------      --------      --------
          Net charge-offs ..................         186           257         1,099
                                                --------      --------      --------
Balance at end of period ...................    $  2,074      $  1,652      $  1,960
                                                ========      ========      ========
Ratio of net charge-offs to average
  net loans outstanding (annualized) .......        0.23%         0.36%         0.36%

4.       Legal Proceedings

         Except as described below, the Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Such routine legal proceedings in the aggregate are believed by management to be immaterial to the Company's financial condition and results of operations.

         The Company and its directors are defendants in a lawsuit, POHLI V. MSB BANCORP, INC. ET AL., commenced by a stockholder in the Delaware Court of Chancery, New Castle County, on or about November 7, 1995. The plaintiff, purporting to represent a class consisting of all stockholders except the stockholder defendants and those affiliated with the stockholder defendants, alleges that the defendant directors have breached and continue to breach their fiduciary duties to stockholders by, among other things, failing to give due consideration to proposals to acquire the Company or its assets, for failing to maximize stockholder value and for failing to disclose all material facts to stockholders. The plaintiff, on behalf of the purported class, seeks unspecified money damages and an affirmative injunction directing the director defendants to consider and negotiate all bona fide offers or proposals to acquire the Company. On December 4, 1995, the Company filed an answer denying all of the substantive allegations contained in the complaint and seeking, among other things, an order dismissing the complaint with prejudice. As of April 30, 1997, we understand that there was an agreement in principle between the plaintiff in transaction and the plaintiffs in the action described below to consolidate this action with the action below. This action has been dormant. No discovery requests have been served by the plaintiffs. The Company intends to vigorously contest the allegations of wrongdoing in this action.

         The Company and its directors are defendants in a lawsuit, KAHN BROTHERS & CO., INC. ET AL. V. MSB BANCORP, INC. ET AL., commenced by stockholders in the Delaware Court of Chancery, New Castle County, on or about November 22, 1995. The plaintiffs, who own in excess of 5% of the outstanding shares of the Common Stock and purport to represent a class consisting of all stockholders except the stockholder defendants, allege that the defendant directors breached their duty of care by failing to become fully informed about the proposals of HUBCO, Inc. ("HUBCO"); breached their duty of disclosure to stockholders by not notifying the public or the Company's stockholders of HUBCO's proposals; and breached their duty of good faith and fair representation by, among other things, not investigating whether the Acquisition constituted a reasonable alternative for building stockholder value. The plaintiffs further allege that the Company's offering of Common Stock in connection with the Acquisition (the "Common Stock Offering") was not intended to enhance stockholder value, but rather was for the purpose of diluting the ownership and voting strength of existing stockholders and further entrenching existing management and the Board. The plaintiffs sought to enjoin the Common Stock Offering and are also seeking damages equal to the difference between the market price of the Common Stock on September 7, 1995, and $35 (approximately $14,989,000 in the aggregate) or, in the alternative, the difference between the market price of the Common Stock on October 26, 1995, and $25 (approximately $7,394,000 in the aggregate), including interest and attorneys' and other professional fees. In connection with this action, plaintiffs filed a motion seeking expedited discovery and scheduling. On December 6, 1995, in response to the plaintiffs' motion for expedited proceedings, which was treated by the court as an application for a temporary restraining order with respect to the Common Stock Offering, the court denied the plaintiffs' application for such order. On December 12, 1995, the court denied the plaintiffs' motion for re-argument. On December 18, 1995, the Company filed an answer denying all of the substantive allegations in the complaint and seeking, among other things, an order dismissing the complaint with prejudice. Plaintiffs amended their complaint to include allegations relating to an unsolicited merger proposal received by the Company from the First Empire State Corporation ("First Empire") on December 28, 1995. Specifically, the amended complaint alleges, among other things, that the Company's Board of Directors, in breach of its duties of care, loyalty and disclosure, relied on the advice of Bear, Stearns & Co., Inc. ("Bear Stearns"), the Company's financial advisor and underwriter for the Offering, knowing that Bear Stearns could not render independent financial advice regarding the First Empire proposal. The plaintiffs are seeking alternative damages based on these allegations in an amount equal to the difference between the market price of the Common Stock on December 28, 1995 and $26 (approximately $11,560,000 in the aggregate). The Company filed its amended answer on February 1, 1996 denying all of the substantive allegations in the amended complaint and seeking, among other things, an order dismissing the amended complaint with prejudice. The parties have engaged in substantial written discovery and plaintiffs have deposed eight of the directors and have requested the depositions of the remaining director defendants. The Company intends to continue to vigorously contest the allegations of wrongdoing in this action.

         While the Company believes that it has meritorious defenses in these legal actions and is vigorously defending these suits, the legal responsibility and financial impact with respect to these litigation matters cannot presently be ascertained and, accordingly, there is risk that the final resolution of these matters could result in the payment of monetary damages which would be material in relation to the consolidated financial condition or results of operations of the Company. The Company does not believe that the likelihood of such a result is probable and has not established any specific litigation reserves with respect to such matters.

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

         The following table sets forth information relating to the Company's balance sheet and statements of income for the quarters ended March 31, 1997 and 1996 and reflect the average yield (not on a tax equivalent basis) on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. The average balances of securities available for sale and trading securities are calculated based on amortized cost. The yields and costs include fees, which are considered adjustments to yields.

                                                                           FOR THE QUARTER ENDED MARCH 31,
                                                   -------------------------------------------------------------------------------
                                                                  1997                                       1996
                                                   ------------------------------------       ------------------------------------
                                                                                AVERAGE                                    AVERAGE
                                                    AVERAGE                      YIELD/        AVERAGE                      YIELD/
                                                    BALANCE       INTEREST       COST          BALANCE       INTEREST       COST
                                                   ---------      --------      -------       ---------      --------      -------
                                                                             (DOLLARS IN THOUSANDS)
ASSETS:
  Interest-earning assets:
    Mortgage loans, net(1) ..................      $ 318,097      $  6,506         8.29%      $ 265,433      $  5,216         7.90%
    Other loans(1) ..........................         23,239           563         9.83          17,703           495        11.25
    Mortgage-backed securities ..............        322,626         5,269         6.62         319,539         5,218         6.57
    Other securities ........................         54,224           838         6.26          89,081         1,384         6.25
    Federal funds, overnight ................         27,216           350         5.22          67,107           812         4.87
                                                   ---------      --------      -------       ---------      --------      -------
    Total interest-earning assets ...........        745,402        13,526         7.36         758,863        13,125         6.96
  Non-interest earning assets ...............         65,089                                     68,236
                                                   ---------                                  ---------
    Total assets ............................      $ 810,491                                  $ 827,099
                                                   =========                                  =========
LIABILITIES AND RETAINED EARNINGS:
  Interest-bearing liabilities:
    Deposits:
      Savings accounts ......................      $ 195,697         1,570         3.25%      $ 196,854         1,442         2.95%
      Super NOW accounts ....................         39,148           185         1.92          40,315           196         1.96
      Money market accounts .................         51,158           525         4.16          50,084           388         3.12
      Time deposits .........................        396,456         5,157         5.28         403,289         5,535         5.52
    ESOP obligation .........................            431             9         8.47             726            15         8.31
                                                   ---------      --------      -------       ---------      --------      -------
    Total interest-bearing
      liabilities ...........................        682,890         7,446         4.42         691,268         7,576         4.41
  Other liabilities .........................         56,097                                     63,307
                                                   ---------                                  ---------
       Total liabilities ....................        738,987                                    754,575
  Retained earnings .........................         71,504                                     72,524
                                                   ---------                                  ---------
       Total liabilities and
         retained earnings ..................      $ 810,491                                  $ 827,099
                                                   =========                                  =========
  Net interest income/
   interest rate spread(2) ..................                     $  6,080         2.94%                     $  5,549         2.55%
                                                                  ========      =======                      ========      =======
  Net earning assets/net
   interest margin(3) .......................      $  62,512                       3.31%      $  67,595                       2.94%
                                                   =========                    =======       =========                    =======
  Ratio of interest-earning assets
   to interest-bearing liabilities ..........                                     1.09x                                      1.10x

------------------------

(1) In computing the average balance of loans, non-accrual loans have been included.

(2) Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.

(3) Net interest margin represents net interest income divided by average interest-earning assets.

FINANCIAL CONDITION

         The Company's total assets were $810.7 million at March 31, 1997 as compared to $820.9 million at December 31, 1996. Securities and mortgage-backed securities available for sale decreased $19.6 million to $354.5 million at March 31, 1997 as compared to $374.1 million at December 31, 1996. Loans, net increased $4.6 million to $343.1 million at March 31, 1997 as compared to $338.5 million at December 31, 1996. Goodwill decreased $922,000 to $31.9 million at March 31, 1997 as compared to $32.8 million at December 31, 1996. For these same dates, deposits decreased $6.6 million to $729.5 million.

         Total stockholders equity decreased $2.4 million to $68.4 million at March 31, 1997 as compared to $70.8 million at December 31, 1996. This decrease is due primarily to a $2.8 million increase in the net unrealized loss on securities available for sale.

         COMPARISON OF RESULTS OF OPERATIONS

         GENERAL. Net income for the first quarter of 1997 amounted to $957,000 as compared to $588,000 for the comparable quarter in 1996.

         NET INTEREST INCOME. Net interest income for the first quarter of 1997 totaled $6.1 million as compared to $5.5 million for the same quarter in 1996. This increase is due to a 39 basis point increase in interest rate spread to 2.94% during the first quarter of 1997 as compared to 2.55% for the first quarter of 1996. For those same periods, the Company's net interest margin increased 37 basis points to 3.31% as compared to 2.94%. These increases are primarily a result of the Acquisition. The proceeds from the Acquisition were invested in securities which, in the aggregate, yield less than the Bank's loan portfolio. The purchases of these securities were not completed until the last week of January, 1996 until which time they earned interest at the Federal funds rate of 5.25%. As a result, the Company earned virtually no interest rate spread on the Acquired Deposits during that time.

         INTEREST INCOME. Interest income in the first quarter of 1997 totaled $13.5 million as compared to $13.1 million for the first quarter of 1996. This increase is due primarily to a 40 basis point increase in the yield earned on interest earning assets to 7.36% for the first quarter of 1997 as compared to 6.96% in 1996. The increase in the yield earned was partially offset by a decrease in average interest earning assets of $13.5 million to $745.4 million in the first quarter of 1997 as compared to $758.9 million for the same quarter of 1996. The increase in the yield earned is a result of management's strategy to re-deploy funds received in the Acquisition from the securities portfolio to the loan portfolio. The decrease in the balance of average interest earning assets was due primarily to an $8.1 million decrease in the average balance of deposits. The decrease in deposits was primarily a result of run-off following the Acquisition.

         Interest income on mortgage loans amounted to $6.5 million for the first quarter of 1997 as compared to $5.2 million for the first quarter of 1996. The average balance of mortgage loans increased $52.7 million to $318.1 million for the first quarter of 1997 as compared to $265.4 million for the first quarter of 1996, and the average yield earned increased 39 basis points to 8.29%.

         The growth in the average balance of mortgage loans was due primarily to management's strategy to re-deploy funds received in the Acquisition from the securities portfolio to the loan portfolio and continued loan demand. The increase in the yields earned are primarily a result of a new ARM product offered by the Bank. The ARMs originated by the Bank in 1996 were primarily 5-year fixed rate loans that convert to 1-year ARMs after the initial 5-year period. These loans are not offered at introductory rates. The increase in the yield earned on mortgage loans is also due to the repricing of one-year ARMs that were originated in 1994 and 1995 at introductory rates. These ARMs repriced to higher rates due to the expiration of their initial lower introductory rates.

         Interest income on other loans amounted to $563,000 during the first quarter of 1997, an increase of $68,000 from the same quarter in 1996. The average balance of other loans during the first quarter of 1997 amounted to $23.2 million, and the average yield on these loans was 9.83%. For the first quarter of 1996, the average balance was $17.7 million, and the average yield was 11.25%. The increase in the average balances is due primarily to improved demand for commercial and consumer loans.

         Interest income on mortgage-backed securities totaled $5.3 million during the first quarter of 1997 as compared to $5.2 million during the first quarter of 1996. The average balance of mortgage-backed securities increased $3.1 million to $322.6 million for the first quarter of 1997 as compared to $319.5 million for the first quarter of 1996. The average yield earned on mortgage-backed securities increased 5 basis points to 6.62% in the first quarter of 1997 as compared to the same quarter in 1996.

         Interest income on other securities, which includes investments held to maturity and securities available for sale, decreased $547,000 or 39.5% to $837,000 in the first quarter of 1997 as compared to the same quarter in 1996. This decrease is due primarily to a $34.9 million decrease in the average balance of other securities to $54.2 million during the first quarter of 1997 as compared to $89.1 million for the first quarter of 1996. The decrease in the average balance of other securities is a result of management's strategy to redeploy funds currently invested in securities into the loan portfolio, which typically provides greater yields.

         Interest income on Federal funds decreased $462,000 to $350,000 for the first quarter of 1997 as compared to $812,000 in the first quarter of 1996. This was due to a $39.9 million decrease in the average balance of Federal funds to $27.2 million, which was partially offset by an 35 basis point increase in yield to 5.22%. The decrease in the average balance of Federal funds is due to proceeds from the Acquisition which were invested in Federal funds until securities were purchased.

         INTEREST EXPENSE. Interest expense was $7.4 million for the first quarter of 1997 as compared to $7.6 million for the first quarter of 1996. This decrease is due primarily to an $8.4 million decrease in interest-bearing liabilities to $682.9 million during the first quarter of 1997 as compared to $691.3 million during the first quarter in 1996. The average cost of interest-bearing liabilities remained virtually unchanged at 4.42% as compared to 4.41% during the first quarter 1996.

         Interest expense on savings accounts increased $128,000 or 8.9% to $1.6 million during the quarter ended March 31, 1997 as compared to the comparable 1996 quarter. This increase is due primarily to a 30 basis point increase in the average cost of savings accounts to 3.25% for the first quarter of 1997, as compared to 2.95% for the first quarter in 1996. This was partially offset by a $1.2 million decrease in the average balance of savings accounts to $195.7 million as compared to $196.9 million for the first quarter of 1996.

         Interest expense on time deposits amounted to $5.2 million for the first quarter of 1997 as compared to $5.5 million for the same period in 1996. This decrease is due to a $6.8 million decrease in the average balance of time deposits to $396.5 million for the 1997 first quarter and a decrease in the average cost of 24 basis points to 5.28%. The decrease in the average balance of time deposits is a result of deposit run-off following the Acquisition.

         PROVISION FOR LOAN LOSSES. For the first quarter of 1997, the provision for loan losses amounted to $300,000 as compared to $250,000 for the first quarter of 1996. The $50,000 increase in the provision for loan losses in the first quarter of 1997, as compared to the first quarter of 1996, is a result of an increase in non-performing loans for those same periods. Non-performing loans (loans that are 90 days or more past due) amounted to $4.0 million, or 1.16% of total loans, at March 31, 1997, as compared to $4.8 million, or 1.40% of total loans, at December 31, 1996 and $3.2 million or 1.10% of total loans, at March 31, 1996. The increase in non-performing loans at March 31, 1997, as compared to March 31, 1996, is a result of loans originated in the mid-1980's where the value of the underlying collateral has decreased, the growth in the size of the loan portfolio and the amount of time required to complete foreclosure proceedings. Non-performing assets amounted to $5.1 million, or 0.62% of total assets, $5.7 million, or 0.69% of total assets, and $4.2 million, or 0.49% of total assets, at March 31, 1997, December 31, 1996 and March 31, 1996, respectively.

         The allowance for loan losses amounted to $2.1 million and $1.7 million at March 31, 1997 and 1996, respectively, which represented 51.8% and 51.0% of non-performing loans at those respective dates. At December 31, 1996, the allowance for loan losses amounted to $2.0 million or 41.1% of non-performing loans. Charge-offs, net of recoveries, totaled $186,000 in the first quarter of 1997 as compared to $257,000 in the first quarter of 1996.

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

         NON-INTEREST INCOME. Non-interest income amounted to $957,000 for the first quarter of 1997 as compared to $863,000 for the same period in 1996. The increase was due primarily to an $83,000 or 10.2% increase in service fees to $895,000 during the first quarter of 1997 as a result of the Acquisition as well as increased lending activities.

         NON-INTEREST EXPENSE. Non-interest expense amounted to $5.2 million in the first quarter of 1997 as compared to $5.1 million for the same period in 1996. Non-interest expense for the first quarter of 1997 includes approximately $110,000 of legal and other costs associated with an employment-related litigation that has since been settled. Salaries and employee benefits increased $100,000 to $2.1 million for the first quarter of 1997 as compared to $2.0 million for the first quarter of 1996, due primarily to normal salary increases and an increased commercial lending staff. Federal deposit insurance premiums decreased $156,000 to $82,000 in the 1997 first quarter as compared to the 1996 first quarter. This decrease reflects the lower insurance rates that resulted from the payment of the Savings Association Insurance Fund special assessment in the third quarter of 1996. Goodwill amortization increased $166,000 to $921,000 reflecting a full quarter of amortization as compared to the first quarter of 1996 during which the Acquisition was completed. Other non-interest expense decreased $121,000 to $1.2 million in the first quarter of 1997, due primarily to the Acquisition costs incurred in the first quarter of 1996.


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

         The Bank is required to maintain an average daily balance of liquid assets and short-term liquid assets as a percentage of net withdrawable deposit accounts plus short-term borrowings as defined by the regulations of the OTS. The minimum required liquidity and short-term liquidity ratios are currently 5.0% and 1.0%, respectively. At March 31, 1997 the Bank's liquidity ratio under OTS regulations was 8.60%.

         The primary investing activity of the Company is the origination of loans and the purchase of securities. During the first quarter of 1997 and for the year ended December 31, 1996, the Company originated mortgage loans totaling $17.1 million and $100.1 million, respectively. For those same periods, the Company originated other loans totaling $4.4 million and $15.9 million, respectively. The Company purchased securities totaling $3.6 million and $27.4 million for the first quarter of 1997 and during 1996, respectively. Other investing activities for those same periods included the purchase of mortgage-backed securities totaling $19.3 million and $386.3 million, respectively.

         The Company's most liquid assets are cash and cash equivalents, which include investments in highly liquid, short-term securities. The levels of these assets are dependent on the Bank's operating, financing, lending and investing activities during any given period. The Company's ratios of cash and due from banks, Federal Funds and investment securities with remaining maturities of one year or less to total deposits were 7.6% at March 31, 1997 and 6.7% at December 31, 1996. At March 31, 1997, cash and cash equivalents, as defined above, totaled $55.3 million as compared to $49.0 million at December 31, 1996.

         Liquidity management for the Bank is both a daily and long-term function of the Bank's management strategy. Excess funds are generally invested in short-term investments such as Federal funds. In the event that the Bank should require funds beyond its ability to generate them internally, additional sources of funds are available through a $46.0 million line of credit from the Federal Home Loan Bank of New York. In addition, the Bank may access funds, if necessary, through the Federal Reserve Bank of New York discount window.

         At March 31, 1997, the Bank had outstanding loan commitments of $46.8 million. The Bank anticipates that it will have sufficient funds available to meet its current loan commitments. Time deposits scheduled to mature in one year or less from March 31, 1997, totaled $310.0 million. Management believes that a significant portion of such deposits will remain with the Bank.

         The Bank is subject to certain minimum leverage, tangible and risk-based capital requirements established by regulations of the OTS. These regulations require savings associations to meet three minimum capital standards: a tangible capital ratio requirement of 1.5% of total assets as adjusted under the OTS regulations; a leverage ratio requirement of 3.0% of core capital to such adjusted total assets; and a risk-based capital ratio requirement of 8.0% of core and supplementary capital to total risk-based assets. The 3.0% core capital requirement has been effectively superseded by the OTS' prompt corrective action regulations, which impose a 4.0% core capital requirement for treatment as an "adequately capitalized" thrift and a 5.0% core capital requirement for treatment as a "well capitalized" thrift. In determining the amount of risk-weighted assets for purposes of the risk-based capital requirement, a savings association must compute its risk-based assets by multiplying its assets and certain off-balance sheet items by risk-weights, which range from 0% for cash and obligations issued by the United States Government or its agencies to 100% for consumer and commercial loans, as assigned by the OTS capital regulation based on the risks OTS believes are inherent in the type of assets. At March 31, 1997, the Bank exceeded all of the OTS minimum regulatory capital requirements.

         The following table sets forth the capital position of the Bank as calculated at March 31, 1997.

                                               TANGIBLE               CORE              RISK-BASED
                                           -----------------    -----------------    -----------------
                                           AMOUNT    PERCENT    AMOUNT    PERCENT    AMOUNT    PERCENT
                                           -------   -------    -------   -------    -------   -------
                                                             (DOLLARS IN THOUSANDS)
Capital as calculated under GAAP .......   $68,444      8.72%   $68,444      8.72%   $68,444     19.04%
Deduct goodwill ........................    31,913      4.07     31,913      4.07     31,913      8.88
Add qualifying general loan loss                --        --         --        --      2,072      0.58
 allowance, as limited by regulation ...
Add unrealized loss on securities            7,387      0.94      7,387      0.94      7,387      2.05
 available for sale, net of taxes ......
Deduct equity investments ..............                                                 162      0.05
Deduct servicing rights ................        12      0.00         12      0.00         12      0.00
                                           -------   -------    -------   -------    -------   -------
Capital, as calculated .................    43,906      5.59     43,906      5.59     45,816     12.74
Capital, as required ...................    11,775      1.50     31,399      4.00     28,759      8.00
                                           -------   -------    -------   -------    -------   -------
Excess .................................   $32,131      4.09%   $12,507      1.59%   $17,057      4.74%
                                           =======   =======    =======   =======    =======   =======

         The Board of Directors declared a cash dividend of $0.15 per common share on March 21, 1997 that was payable to stockholders of record on March 31, 1997. The Company has been paying a quarterly cash dividend of $0.15 per common share since the first quarter of 1995 and had been paying a quarterly cash dividend of $0.13 per common share since the second quarter of 1994.

RECENT ACCOUNTING PRONOUNCEMENTS

         Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128) established standards for computing and presenting earnings per share (EPS) and applies to entities with publicly held common stock or potential common stock. SFAS 128 replaces the presentation of primary EPS with a presentation of basic EPS and requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures. SFAS 128 requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods, and earlier application is not permitted. SFAS 128 also requires restatement of all prior period EPS data presented. SFAS 128 is not expected to have a material effect on the Bank's consolidated financial statements.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not Applicable.

PART II--OTHER INFORMATION
         -----------------

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

                           None


ITEM 5.  OTHER INFORMATION

                           None


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                           (A) Exhibit 10 --Special Termination Agreement by and between MSB Bank, MSB Bancorp, Inc. and Catherine Terwilliger, adopted effective as of March 21, 1997
                                    Exhibit 11--Computation of Earnings Per
                                    Share
                                    Exhibit 27--Financial Data schedule*

                           (B)      Reports on Form 8-K

                                    None



______________________
* Submitted only with filing in electronic format.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                       MSB BANCORP, INC.
                                       ----------------------------------------
                                       (Registrant)





                                  By:  /s/ Anthony J. Fabiano
                                       ----------------------------------------
                                       Anthony J. Fabiano
                                       Senior Vice President and Chief
                                       Financial and Accounting Officer

May 12, 1997