Form 10-Q
period 1997-06-30
MSB BANCORP INC /DE
filed 1997-08-12
CIK 887202

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                -----------------

                                    FORM 10-Q

                                   (Mark One)

          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

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

       Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.
                                                       Outstanding at
                     Class                             June 30, 1997
                    -------                            --------------
                 Common Stock,                           2,844,153
                par value $.01

================================================================================

                                TABLE OF CONTENTS


                         PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

        Consolidated Balance Sheets (Unaudited) -- June 30, 1997
        and December 31, 1996..................................................1

        Consolidated Statements of Income (Unaudited) -- Quarter and Six
        Months ended June 30, 1997 and 1996....................................2

        Consolidated Statements of Cash Flows (Unaudited) --Six Months
        ended June 30, 1997 and 1996...........................................3

        Notes to Unaudited Consolidated Financial Statements...................5

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations................................................. 9

Item 3. Quantitative and Qualitative Disclosures
        about Market Risk.....................................................18


                          PART II -- OTHER INFORMATION

Item 1. Legal Proceedings ....................................................19

Item 2. Changes in Securities.................................................19

Item 3. Defaults upon Senior Securities.......................................19

Item 4. Submission of Matters to a Vote of Security Holders...................19

Item 5. Other Information.....................................................20

Item 6. Exhibits and Reports on Form 8-K......................................20

        Signatures............................................................21

Item 1.  Financial Statements

MSB Bancorp, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS
             (Unaudited)

 (In thousands except shares and per share amounts)
                                                         June 30,   December 31,
                                                           1997         1996
                                                        ----------  ------------

ASSETS
  Cash and due from banks ............................   $  19,840    $  16,375
  Federal funds sold .................................      28,535       32,590
  Securities available for sale ......................      54,547       50,685
  Mortgage-backed securities available for sale ......     294,179      323,428
  Loans, net .........................................     355,683      338,491
  Premises and equipment, net ........................      14,491       14,869
  Accrued interest receivable ........................       5,388        5,552
  Real estate owned ..................................       1,710          915
  Goodwill ...........................................      30,645       32,835
  Other assets .......................................       8,884        5,176
                                                         ---------    ---------
        Total assets .................................   $ 813,902    $ 820,916
                                                         =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
  Liabilities
          Deposits ...................................     720,741      736,161
    Mortgagors' escrow deposits ......................       2,544        1,849
    Accrued expenses and other liabilities ...........      17,736       11,684
    ESOP obligations .................................         280          432
                                                         ---------    ---------
    Total liabilities ................................     741,301      750,126
                                                         ---------    ---------
  Stockholders' Equity
   Preferred stock ($.01 par value; 1,000,000
     shares authorized;  600,000 shares issued
     at June 30, 1997 and December 31, 1996) ........            6            6
   Common stock ($.01 par value; 5,000,000
     shares authorized; 3,045,000 shares issued
     at June 30, 1997 and December 31, 1996) ........           30           30
    Additional paid-in capital ......................       48,059       48,163
    Retained earnings ...............................       32,644       32,009
    Treasury  stock, at cost (200,847 shares and
     211,064 shares at June 30, 1997 and December
     31, 1996, respectively) ........................      (3,941)      (4,137)
    Unallocated ESOP stock ..........................        (280)        (432)
    Unallocated BRP stock ...........................        (107)        (172)
    Net unrealized loss on securities
     available for sale .............................      (3,810)      (4,677)
                                                         ---------    ---------
          Total stockholders' equity .................      72,601       70,790
                                                         ---------    ---------
          Total liabilities and stockholders'
           equity ....................................   $ 813,902    $ 820,916
                                                         =========    =========


See accompanying notes to the unaudited consolidated financial statements.

MSB Bancorp, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME
             (Unaudited)
(In thousands except shares and per share amounts)
                                                          For the Quarter Ended
                                                                 June 30,
                                                         ----------------------
                                                           1997           1996
                                                           ----           ----
INTEREST INCOME
  Mortgage loans ..............................      $    6,553      $    5,337
  Other loans .................................             665             491
  Mortgage-backed securities ..................           5,101           6,688
  Securities ..................................             858           1,058
  Federal funds sold ..........................             520             166
                                                     ----------      ----------
        Total interest income .................          13,697          13,740

INTEREST EXPENSE
  Interest on deposits ........................           7,462           7,666
  Interest on ESOP obligation .................               7              14
                                                     ----------      ----------
        Total interest expense ................           7,469           7,680
                                                     ----------      ----------
  Net interest income .........................           6,228           6,060
  Provision for loan losses ...................             275             320
                                                     ----------      ----------
  Net interest income after provision
  for loan losses                                         5,953           5,740


NON-INTEREST INCOME
  Service fees ................................           1,004             982
  Net realized gains on sales of securities and
     mortgage loans ...........................              47              41
  Other non-interest income ...................              32              17
                                                     ----------      ----------
                                                          1,083           1,040
NON-INTEREST EXPENSE
  Salaries and employee benefits ..............           2,251           2,138
  Occupancy and equipment .....................             772             764
  Federal deposit insurance premiums ..........              71             239
  Goodwill amortization .......................             918             921
  Other non-interest expense ..................           1,208           1,149
                                                     ----------      ----------
                                                          5,220           5,211
                                                     ----------      ----------
  Income before income taxes ..................           1,816           1,569
  Income tax expense ..........................             731             653
                                                     ----------      ----------
  Net income ..................................      $    1,085      $      916
                                                     ==========      ==========
  Earnings per share ..........................      $     0.28      $     0.22
  Weighted average shares outstanding .........       2,873,925       2,869,563
                                                     ==========      ==========

                                                       For the Six Months Ended
                                                                 June 30,
                                                       ------------------------
                                                           1997           1996
                                                           ----           ----
INTEREST INCOME
  Mortgage loans ..............................          13,059      $   10,553
  Other loans .................................           1,228             986
  Mortgage-backed securities ..................          10,370          11,906
  Securities ..................................           1,696           2,442
  Federal funds sold ..........................             870             978
                                                     ----------      ----------
        Total interest income .................          27,223          26,865

INTEREST EXPENSE
  Interest on deposits ........................          14,899          15,227
  Interest on ESOP obligation .................              16              29
                                                     ----------      ----------
        Total interest expense ................          14,915          15,256
                                                     ----------      ----------
  Net interest income .........................          12,308          11,609
  Provision for loan losses ...................             575             570
                                                     ----------      ----------
  Net interest income after provision
    for loan losses                                      11,733          11,039


NON-INTEREST INCOME
  Service fees ................................           1,899           1,794
  Net realized gains on sales of securities and
     mortgage loans ...........................              94              88
  Other non-interest income ...................              47              21
                                                     ----------      ----------
                                                          2,040           1,903
NON-INTEREST EXPENSE
  Salaries and employee benefits ..............           4,391           4,178
  Occupancy and equipment .....................           1,590           1,532
  Federal deposit insurance premiums ..........             153             477
  Goodwill amortization .......................           1,842           1,676
  Other non-interest expense ..................           2,422           2,487
                                                     ----------      ----------
                                                         10,398          10,350
                                                     ----------      ----------
  Income before income taxes ..................           3,375           2,592
  Income tax expense ..........................           1,333           1,088
                                                     ----------      ----------
  Net income ..................................      $    2,042      $    1,504
                                                     ==========      ==========
  Earnings per share ..........................      $     0.51      $     0.35
  Weighted average shares outstanding .........       2,873,961       2,794,939
                                                     ==========      ==========



See accompanying notes to the unaudited consolidated financial statements.

MSB Bancorp, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS
             (Unaudited)
           (In thousands)
                                                    For the Six Months Ended
                                                             June 30,
                                                  -----------------------------
                                                       1997              1996
                                                  -------------    ------------
OPERATING ACTIVITIES
Net Income ....................................      $    2,042      $    1,504
Adjustments to reconcile net income
  to net cash provided by operating
  activities:
Realized gain on sale of mortgage loans .......             (94)            (88)
Amortization of premiums/discounts
  on securities ...............................             518             549
Proceeds from the sale of student loans .......             560             496
Origination of mortgage loans held
  for sale ....................................          (6,809)         (5,267)
Proceeds from the sale of mortgage loans ......           7,042           6,081
Amortization of net deferred loan
  origination fees ............................             (87)            (90)
Depreciation and amortization .................             637             615
Provisions for loan losses ....................             575             570
Write-downs on real estate ....................              36             144
Goodwill amortization .........................           1,842           1,676
Decrease (increase) in accrued interest
  receivable ..................................             125          (2,834)
Decrease (increase) in prepaid expenses
  and other assets ............................          (3,019)            363
Increase (decrease) in accrued expenses
 and other liabilities ........................           5,110          (6,756)
Net change in Federal and State income
 tax payables and receivables .................             291              46
Deferred income taxes .........................            (124)           (178)
Other .........................................             174            (245)
                                                     ----------      ----------
  Net cash provided by (used in)
   operating activities .......................      $    8,819      $   (3,414)
                                                     ==========      ==========

INVESTING ACTIVITIES
  Net (increase) decrease in loans ............         (20,002)        (24,272)
  Maturities and redemptions of debt
    securities ................................            --            12,769
  Purchases of securities available
    for sale ..................................          (3,638)        (25,337)
  Proceeds from the sale of securities
    available for sale ........................            --            28,068
  Purchases of mortgage-backed securities
    available for sale ........................         (19,346)       (383,209)
  Proceeds from the sale of mortgage-
    backed securities available for sale ......          38,085          17,383
  Repayments of mortgage-backed securities
    available for sale ........................          11,277          11,636
  Repayments of asset backed securities .......            --               143
  Proceeds from the sale of real estate
    owned, net ................................             651             117
  Purchases of property and equipment .........            (243)         (3,745)
  Cash received in branch acquisition .........            --           380,299
                                                     ----------      ----------
    Net cash provided by (used in)
     investing activities .....................      $    6,784      $   13,852
                                                     ==========      ==========


See accompanying notes to the unaudited consolidated financial statements.

MSB Bancorp, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS
               (Unaudited)
                (In thousands)
                                                          For the Six Months
                                                             Ended June 30,
                                                      -------------------------
                                                         1997             1996
                                                      ----------      ---------
FINANCING ACTIVITIES
  Net change in deposits ......................      $  (15,420)     $  (46,795)
  Net increase (decrease) in
     mortgagors' escrow deposits ..............             695             181
  Repayment of ESOP loan ......................            (152)           (158)
  Proceeds from the sale of stock .............            --            32,078
  Payment of common stock dividends ...........          (1,418)           (969)
  Proceeds from the exercise of stock options .             102              10
                                                     ----------      ----------
        Net cash provided by (used in)
          financing activities ................      $  (16,193)     $  (15,653)
                                                     ----------      ----------

  Increase (decrease) in cash and cash
     equivalents ..............................      $     (590)     $   (5,215)
  Cash and cash equivalents at beginning
     of period ................................      $   48,965      $   26,814
                                                     ----------      ----------
  Cash and cash equivalents at end of
     period ...................................      $   48,375      $   21,599
                                                     ==========      ==========

SUPPLEMENTAL INFORMATION
  Interest paid on savings deposits ...........      $   14,887      $   15,198
  Income taxes paid (received) ................           1,088           1,093

  Non-cash transactions:
   Transfer of balances from loans
     receivable to real estate owned ..........      $    1,550      $      476
                                                     ==========      ==========


See accompanying notes to the unaudited consolidated financial statements.

MSB Bancorp, Inc. and Subsidiaries

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

     On January 10, 1996, the Company sold 1,100,000 shares of common stock at $18 per share and 600,000 shares of its 8.75% Cumulative Convertible Preferred Stock, Series A at $21.60 per share. On February 7, 1996, the Company sold an additional 105,000 shares of Common Stock pursuant to the underwriters' exercise of their over-allotment option. The issuance and sale of the shares of Common Stock and Preferred Stock on January 10 and February 7 are hereinafter collectively referred to as the "Offering." Net proceeds from the Offering amounted to $32.1 million. The purpose of the Offering was to raise a significant portion of the additional capital necessary to permit the Bank to qualify as "adequately capitalized" for regulatory capital purposes immediately following the consummation of the acquisition (the "Acquisition") of seven ("Acquired Branches") branches of First Nationwide Bank, A Federal Savings Bank ("First Nationwide").

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

        The Company is a savings and loan holding company subject to the regulation, examination and supervision of the Office of Thrift Supervision (the "OTS"). Prior to the conversion of the Bank to a federal savings bank, the Company was a bank holding company subject to the regulation, examination and supervision of the Federal Reserve Board ("FRB").

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

        The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, MSB Bank and MSB Travel, Inc., and the Bank's wholly owned subsidiary, MSB Financial Services, Inc. Significant inter-company transactions and amounts have been eliminated. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowances for losses and real estate investments.

2.      Earnings Per Share

        Primary earnings per common share is calculated based upon the weighted average common shares outstanding adjusted for common stock equivalents that have a dilutive effect on the per share data. Earnings for the purpose of computing primary earnings per share consists of net income for the period less dividends on preferred stock. Common stock equivalents include stock options. During the first quarter of 1996, the Company sold 600,000 shares of its 8.75% Cumulative Convertible Preferred Stock, Series A in the Offering. This stock is not considered a common stock equivalent but is used in the calculation of fully diluted earnings per share. Since the preferred stock has an anti-dilutive effect on earnings per share for the quarters and six month periods ended June 30, 1997 and 1996, it has not been incorporated in the calculation; fully diluted and primary earnings per share are the same.

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

        Activity in the allowance for loan losses for the periods indicated is summarized as follows:
                                                              Quarter Ended
                                                                  June 30,
                                                       ------------------------
                                                          1997            1996
                                                    -----------     -----------
                                                        (Dollars in thousands)
Balance at beginning of period ................      $    2,074      $    1,652
Provision for loan losses .....................             275             320
LOANS CHARGED OFF
    Real estate ...............................             173             112
    Other loans ...............................              84             310
                                                     ----------      ----------
Total loans charged off .......................             257             422
                                                     ----------      ----------
RECOVERIES
    Real estate ...............................             142               1
    Other loans ...............................               4               5
                                                     ----------      ----------
    Total recoveries ..........................             146               6
                                                     ----------      ----------
    Net charge-offs ...........................             111             416
                                                     ----------      ----------
Balance at end of period ......................           2,238      $    1,556
                                                     ==========      ==========
Ratio of net charge-offs to
  average net loans outstanding (annualized)...            0.13%           0.57%
                                                     ==========      ==========


                                             Six Months Ended       Year Ended
                                                   June 30,         December 31
                                   ----------------------------    ------------
                                       1997             1996            1996
                                   -----------      -----------    ------------
Balance at beginning of
  period ......................      $   1,960        $   1,659       $   1,659
Provision for loan losses .....            575              570           1,400
LOANS CHARGED OFF
    Real estate ...............            294              322             634
    Other loans ...............            175              361             485
                                        ------           ------          ------
Total loans charged off .......            469              683           1,119
                                        ------           ------          ------
RECOVERIES
    Real estate ...............            148                1               1
    Other loans ...............             24                9              19
                                        ------           ------          ------
    Total recoveries ..........            172               10              20
                                        ------           ------          ------
    Net charge-offs ...........            297              673           1,099
                                        ------           ------          ------
Balance at end of period ......          2,238           $1,556          $1,960
                                        ======           ======          ======
Ratio of net charge-offs to
  average net loans
  outstanding (annualized) ....           0.17%            0.47%           0.36%
                                        ======           ======          ======

4.      Legal Proceedingsf

        Except as described below, the Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Such routine legal proceedings in the aggregate are believed by management to be immaterial to the Company's financial condition and results of operations.

     The Company and its directors are defendants in a lawsuit, Kahn Brothers & Co., Inc. Profit Plan and Trust et al. v. MSB Bancorp, Inc. et al., commenced by stockholders in the Delaware Court of Chancery, New Castle County, on November 22, 1995. (The Company and its directors were defendants in a lawsuit, Pohli v. MSB Bancorp, Inc. et al., commenced by a stockholder in the Delaware Court of Chancery, New Castle County, on November 7, 1995. This action was consolidated with the Kahn litigation.) The plaintiffs, who own in excess of 5% of the outstanding shares of the Common Stock and purport to represent a class consisting of all stockholders except the stockholder defendants, allege that the defendant directors breached their duty of care by failing to become fully informed about the expression of interest of HUBCO, Inc. ("HUBCO"); breached their duty of disclosure to stockholders by not notifying the public or the Company's stockholders of HUBCO's expression of interest; and breached their duty of good faith and fair representation by, among other things, not investigating whether the Acquisition constituted a reasonable alternative for building stockholder value. The plaintiffs further allege that the Company's offering of Common Stock in connection with the Acquisition (the "Common Stock Offering") was not intended to enhance stockholder value, but rather was for the purpose of diluting the ownership and voting strength of existing stockholders and further entrenching existing management and the Board. The plaintiffs sought to enjoin the Common Stock Offering and are also seeking damages equal to the difference between the market price of the Common Stock on September 7, 1995, and $35 (approximately $14,989,000 in the aggregate) or, in the alternative, the difference between the market price of the Common Stock on October 26, 1995, and $25 (approximately $7,394,000 in the aggregate), including interest and attorneys' and other professional fees. In connection with this action, plaintiffs filed a motion seeking expedited discovery and scheduling. On December 6, 1995, in response to the plaintiffs' motion for expedited proceedings, which was treated by the court as an application for a temporary restraining order with respect to the Common Stock Offering, the court denied the plaintiffs' application for such order. On December 12, 1995, the court denied the plaintiffs' motion for re-argument. On December 18, 1995, the Company filed an answer denying all of the substantive allegations in the complaint and seeking, among other things, an order dismissing the complaint with prejudice. Plaintiffs amended their complaint to include allegations relating to an unsolicited merger proposal received by the Company from the First Empire State Corporation ("First Empire") on December 28, 1995. Specifically, the amended complaint alleges, among other things, that the Company's Board of Directors, in breach of its duties of care, loyalty and disclosure, relied on the advice of Bear, Stearns & Co., Inc. ("Bear Stearns"), the Company's financial advisor and underwriter for the Offering, knowing that Bear Stearns could not render independent financial advice regarding the First Empire proposal. The plaintiffs are seeking alternative damages based on these allegations in an amount equal to the difference between the market price of the Common Stock on December 28, 1995 and $26 (approximately $11,560,000 in the aggregate). The Company filed its amended answer on February 1, 1996 denying all of the substantive allegations in the amended complaint and seeking, among other things, an order dismissing the amended complaint with prejudice. The parties have engaged in substantial written discovery and plaintiffs have deposed all of the directors and have requested the depositions of certain representatives of Bear Stearns. The Company intends to continue to vigorously contest the allegations of wrongdoing in this action.

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

        The following tables set forth information relating to the Company's balance sheet and statements of income for the three and six month periods ended June 30, 1997 and 1996 and reflect the average yield (not on a tax equivalent basis) on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. The average balances of securities available for are calculated based on amortized cost. The yields and costs include fees, which are considered adjustments to yields.

                                          For the Quarter Ended June 30, 1997
                                       -----------------------------------------
                                                                       Average
                                        Average                         Yield/
                                        Balance        Interest          Cost
                                       ---------      ---------       ----------
                                                (Dollars in thousands)
    Assets:
  Interest-earning assets:
    Mortgage loans, net(1) .......     $321,329       $  6,553           8.18%
    Other loans(1) ...............       25,133            665          10.61
    Mortgage-backed securities ...      306,113          5,101           6.68
    Other securities .............       56,325            858           6.11
    Federal funds, overnight .....       37,935            520           5.50
                                       ---------      ---------       ----------
    Total interest-earning assets       746,835         13,697           7.36
  Non-interest earning assets ....       63,899
                                       ---------
    Total assets .................     $810,734
                                       =========


Liabilities and Retained Earnings:
  Interest-bearing liabilities:
    Deposits:
      Savings accounts ...........      204,136          1,657           3.26
      Super NOW accounts .........       39,941            192           1.93
      Money market accounts ......       51,902            538           4.16
      Time deposits ..............      384,330          5,075           5.30
    ESOP obligation ..............          355              7           7.91
                                       ---------      ---------       ----------
    Total interest-bearing
      liabilities ................      680,664          7,469           4.40
  Other liabilities ..............       58,595
                                       ---------
       Total liabilities .........      739,259
  Retained earnings ..............       71,475
                                       ---------
       Total liabilities and
         retained earnings .......     $810,734
                                       =========
  Net interest income/
   interest rate spread(2) .......                    $  6,228           2.96%
                                                      =========       ==========
  Net earning assets/net
   interest margin(3) ............     $ 66,171                          3.34%
                                       =========                      ==========
  Ratio of interest-earning
   assets to interest-bearing
  liabilities ....................                                       1.10x
                                                                      ==========

   ------------------------

   (1) In computing the average balance of loans, non-accrual loans have been included.
   (2) Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
   (3) Net interest margin represents net interest income divided by average interest-earning assets.

                                          For the Quarter Ended June 30, 1996
                                       -----------------------------------------
                                                                       Average
                                        Average                         Yield/
                                        Balance        Interest          Cost
                                       ---------      ---------       ----------
                                                (Dollars in thousands)

  Interest-earning assets:
    Mortgage loans, net(1) .......     $272,255       $  5,337           7.88%
    Other loans(1) ...............       19,169            491          10.30
    Mortgage-backed securities ...      408,429          6,688           6.59
    Other securities .............       64,855          1,058           6.56
    Federal funds, overnight .....       12,431            166           5.37
                                       ---------      ---------       ----------
    Total interest-earning assets       777,139         13,740           7.11
  Non-interest earning assets ....       69,321
                                       ---------
    Total assets .................      846,460
                                       =========


Liabilities and Retained Earnings:
  Interest-bearing liabilities:
    Deposits:
      Savings accounts ...........      207,346          1,506           2.92
      Super NOW accounts .........       42,643            202           1.91
      Money market accounts ......       49,792            385           3.11
      Time deposits ..............      417,647          5,573           5.37
    ESOP obligation ..............          655             14           8.60
                                       ---------      ---------       ----------
    Total interest-bearing
      liabilities ................      718,083          7,680           4.30
  Other liabilities ..............       58,700
                                       ---------
       Total liabilities .........      776,783
  Retained earnings ..............       69,677
                                       ---------
       Total liabilities and
         retained earnings .......      846,460
                                       =========
  Net interest income/
   interest rate spread(2) .......                    $  6,060           2.81%
                                                      =========       ==========
  Net earning assets/net
   interest margin(3) ............     $ 59,056                          3.14%
                                       =========                      ==========
  Ratio of interest-earning
   assets to interest-bearing
   liabilities ...................                                       1.08x
                                                                      ==========


   ------------------------

   (1) In computing the average balance of loans, non-accrual loans have been included.
   (2) Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
   (3) Net interest margin represents net interest income divided by average interest-earning assets.

                                         For the Six Months Ended June 30, 1997
                                       -----------------------------------------
                                                                       Average
                                        Average                         Yield/
                                        Balance        Interest          Cost
                                       --------       --------       -----------
                                               (Dollars in thousands)
    Assets:
  Interest-earning assets:
    Mortgage loans, net(1) .......     $319,723       $ 13,059           8.24%
    Other loans(1) ...............       24,192          1,228          10.24
    Mortgage-backed securities ...      314,299         10,370           6.65
    Other securities .............       55,182          1,696           6.20
    Federal funds, overnight .....       32,728            870           5.36
                                       --------       --------       -----------
    Total interest-earning assets       746,124         27,223           7.36
  Non-interest earning assets ....       63,622
                                       --------
    Total assets .................     $809,746
                                       ========


Liabilities and Retained Earnings:
  Interest-bearing liabilities:
    Deposits:
      Savings accounts ...........      199,940          3,227           3.25
      Super NOW accounts .........       39,546            377           1.92
      Money market accounts ......       51,532          1,063           4.16
      Time deposits ..............      390,359         10,232           5.29
    ESOP obligation ..............          395             16           8.17
                                       --------       --------       -----------
    Total interest-bearing
      liabilities ................      681,772         14,915           4.41%
  Other liabilities ..............       56,485
                                       --------
       Total liabilities .........      738,257
  Retained earnings ..............       71,489
                                       --------
       Total liabilities and
         retained earnings .......     $809,746
                                       ========
  Net interest income/
   interest rate spread(2) .......                    $ 12,308           2.95%
                                                      ========       ===========
  Net earning assets/net
   interest margin(3) ............     $ 64,352                          3.33%
                                       ========
  Ratio of interest-earning
   assets to interest-bearing
   liabilities ...................                                       1.09x
                                                                     ===========

                                         For the Six Months Ended June 30, 1996
                                       -----------------------------------------
                                                                       Average
                                        Average                         Yield/
                                        Balance        Interest          Cost
                                       --------       --------       -----------
                                               (Dollars in thousands)
  Interest-earning assets:
    Mortgage loans, net(1) .......    $ 268,844       $ 10,553           7.89%
    Other loans(1) ...............       18,436            986          10.76
    Mortgage-backed securities ...      363,984         11,906           6.58
    Other securities .............       76,968          2,442           6.38
    Federal funds, overnight .....       39,769            978           4.95
                                      ---------       --------       -----------
    Total interest-earning assets       768,001         26,865           7.04
  Non-interest earning assets            68,752
                                      ---------
    Total assets                      $ 836,753
                                      =========

Liabilities and Retained Earnings:
  Interest-bearing liabilities:
    Deposits:
      Savings accounts ...........      202,100          2,948           2.93
      Super NOW accounts .........       41,479            398           1.93
      Money market accounts ......       49,938            773           3.11
      Time deposits ..............      410,468         11,108           5.44
    ESOP obligation ..............          691             29           8.44
                                      ---------       --------       -----------
    Total interest-bearing
      liabilities ................      704,676         15,256           4.35
  Other liabilities                      60,976
                                      ---------
       Total liabilities                765,652
  Retained earnings                      71,101
                                      ---------
       Total liabilities and
         retained earnings            $ 836,753
                                      =========
  Net interest income/
   interest rate spread(2) .......                    $ 11,609           2.69%
                                                      ========       ===========
  Net earning assets/net
   interest margin(3) ............     $ 63,325                          3.04%
                                       ========                      ===========
  Ratio of interest-earning assets
   to interest-bearing liabilities                                       1.09x

                                                                     ===========


   ------------------------

   (1) In computing the average balance of loans, non-accrual loans have been included.
   (2) Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
   (3) Net interest margin represents net interest income divided by average interest-earning assets.

Financial Condition

        The Company's total assets were $813.9 million at June 30, 1997, as compared to $820.9 million at December 31, 1996. Securities and mortgage-backed securities available for sale decreased $25.4 million to $348.7 million at June 30, 1997, as compared to $374.1 million at December 31, 1996. Loans, net increased $17.2 million to $355.7 million at June 30, 1997, as compared to $338.5 million at December 31, 1996. This increase is due to Management's strategy of redepoloying proceeds received in the Acquisition from the securities portfolio into the loan portfolio. Goodwill decreased $2.2 million to $30.6 million at June 30, 1997, as compared to $32.8 million at December 31, 1996. For these same dates, deposits decreased $15.4 million to $720.7 million. The decrease in deposits is a result of run-off following the Acquisition and Management's strategy of reducing the cost of time deposits. See "Interest Expense."

        Total stockholders' equity increased $1.8 million to $72.6 million at June 30, 1997, as compared to $70.8 million at December 31, 1996. This increase is due primarily to a $867,000 decrease in the net unrealized loss on securities available for sale and a $635,000 increase in retained earnings.

Comparison of Results of Operations

        General. Net income for the second quarter of 1997 amounted to $1.1 million as compared to $916,000 for the comparable quarter in 1996. For the six months ended June 30, 1997, net income totaled $2.0 million as compared to $1.5 million for the comparable period in 1996.

        Net Interest Income. Net interest income amounted to $6.2 million for the second quarter of 1997, as compared to $6.1 million for the second quarter of 1996. For the six months ended June 30, 1997, net interest income totaled $12.3 million as compared to $11.6 million for the same period in 1996. The Company's interest rate spread was 2.96% and 2.81% for the second quarter of 1997 and 1996, respectively. The Company's net interest margin was 3.34% and 3.14%, respectively, for those same periods. For the six months ended June 30, 1997 and 1996, the interest rate spread was 2.95% and 2.69% respectively. For those periods, the net interest margin was 3.33% and 3.04%, respectively.

        Interest Income. Interest income was $13.7 million and $27.2 million the quarter and six months ended June 30, 1997, respectively, as compared to $13.7 million and $26.9 million for the same respective periods in 1996. The yield earned on interest-earning assets was 7.36% for both the quarter and six months ended June 30, 1997, as compared to 7.11% and 7.04% for the same periods in 1996. These increases in yield were offset by a decrease of $30.3 million in average interest earnings assets to $746.8 million for the second quarter of 1997, as compared to $777.1 million for the second quarter of 1996. For the six month period ended June 30, 1997, average interest earning assets decreased to $746.1 million as compared to $768.0 million for the six months ended June 30, 1996. The decrease in the balances of average interest-earning assets is due primarily to decreases of $37.1 million and $22.6 million in the average balances of deposits for the quarter and six months ended June 30, 1997, as compared to the same periods in 1996. The decrease in deposits is a result of run-off following the Acquisition and Management's strategy of reducing the cost of time deposits. See "Interest Expense." The increases in yields earned were a result of the redeployment of proceeds from the sale of mortgage-backed and other securities into the loan portfolio. For the second quarter of 1997, the average balance of mortgage loans increased $49.1 million to $321.3 million as compared to the second quarter of 1996. For the six months ended June 30, 1997, the average balance of mortgage loans increased $50.9 million to $319.7 million as compared to the same period in the prior year.

        Interest income on mortgage loans amounted to $6.6 million in the second quarter of 1997, as compared to $5.3 million for the comparable period in 1996. This increase is due to a $49.1 million or 18.0% increase in the average balance of mortgage loans to $321.3 million during the second quarter of 1997, as compared to the second quarter of 1996. In addition, the average yield earned on mortgage loans increased 30 basis points to 8.18% for the second quarter of 1997. For the six months ended June 30, 1997, interest income on mortgage loans amounted to $13.1 million, a $2.5 million or 23.8% increase over the $10.6 million earned for the same period in 1996. This increase was due to an increase of $50.9 million in the average balance of mortgage loans to $319.7 million during the six months ended June 30, 1997 as compared to $268.8 million for the six months ended June 30, 1996. In addition, the average yield earned increased 35 basis points to 8.24% for those same periods.

        The growth in the average balance of mortgage loans was due primarily to management's strategy to redeploy funds received in the Acquisition from the securities portfolio to the loan portfolio and continued loan demand. The increase in the yields earned are primarily a result of a new ARM product that the Bank began to offer in 1996. These ARMs are primarily 5-year fixed rate loans that convert to 1-year ARMs after the initial 5-year period. These loans are not offered at introductory rates. The increase in the yield earned on mortgage loans is also due to the repricing of one-year ARMs that were originated in 1994 and 1995 at introductory rates. These ARMs repriced to higher rates due to the expiration of their initial lower introductory rates.

        Interest income on other loans amounted to $665,000 for the second quarter of 1997, as compared to $491,000 for the second quarter of 1996. This increase is due to a $6.0 million or 31.1% increase in the average balance of other loans to $25.1 million and a 31 basis point increase in the yield earned to 10.61%. For the six months ended June 30, 1997, interest income on other loans totaled $1.2 million as compared to $986,000 for the same period in 1996. This increase was primarily due to an increase in the average balance of other loans to $24.2 million for the 1997 period as compared to $18.4 million for the same period in 1996. This increase in the average balance of other loans was partially offset by a 52 basis point decrease in the average yield earned to 10.24% for the six months ended June 30, 1997, as compared to the same period in 1996.

        Interest income on mortgage-backed securities amounted to $5.1 million for the second quarter of 1997, as compared to $6.7 million for the same quarter in 1996. For the six months ended June 30, 1997, interest income on mortgage-backed securities totaled $10.4 million, a $1.5 million decrease from the $11.9 million earned for the same period in 1996. These decreases are due primarily to decreases in the average balances of mortgage-backed securities. For the second quarter of 1997, the average balance of mortgage-backed securities decreased $102.3 million or 25.1% to $306.1 million as compared to $408.4 million for the second quarter of 1996. For the six months ended June 30, 1997, the average balance of mortgage-backed securities decreased $49.7 million to $314.3 million as compared to the same period in 1996. The decrease in the average balances of mortgage-backed securities was a result of management's strategy to redeploy funds currently invested in securities into the loan portfolio, which typically provides greater yields.

        Interest income on other securities decreased $200,000 or 18.9% to $858,000 for the second quarter of 1997, as compared to $1.1 million for the second quarter of 1996. For the six months ended June 30, 1997, interest income on other securities totaled $1.7 million as compared to $2.4 million for the same period in 1996. These decreases are primarily the result of decreases in the average balances of other securities. The average balance of other securities was $56.3 million and $55.2 million, for the quarter and six months ended June 30, 1997, respectively, as compared to $64.9 million and $77.0 million for the same respective periods in the prior year. In addition, the yields earned on these securities decreased to 6.11% and 6.20% for the quarter and six months ended June 30, 1997, respectively, as compared to 6.56% and 6.38% for the same respective periods in the prior year. The decrease in the average balance of securities is a result of management's strategy to redeploy funds currently invested in securities into the loan portfolio, which typically provides greater yields.

        Interest income on Federal funds amounted to $520,000 for the second quarter of 1997, as compared to $166,000 for the second quarter of 1996. This increase in Federal funds interest is due to a $25.5 million increase in the average balance to $37.9 million and a 13 basis point increase in the average yield to 5.50%. The increase in the average balance of Federal funds is a result of the temporary investment of proceeds from the sale of mortgage-backed and other securities. The securities were sold to provide sufficient liquidity for loan originations and the anticipated outflow of time deposits as a result of Management's decision to reduce the interest rates paid on these deposits (see "Interest Expense"). For the six months ended June 30, 1997, interest income on Federal funds amounted to $870,000 as compared to $978,000 for the same period in 1996. This decrease is due to a $7.0 million decrease in the average balance of Federal funds to $32.7 million offset by a 41 basis point increase in the yield earned to 5.36% for those same periods. The decrease in the average balance of Federal funds is due to proceeds from the Acquisition which were received in the first quarter of 1996 and were invested in Federal funds until securities were purchased.

        Interest Expense. Interest expense was $7.5 million for the second quarter of 1997, as compared to $7.7 million for the same quarter in 1996. For the six months ended June 30, 1997, interest expense totaled $14.9 million as compared to $15.3 million for the same period in 1996. These decreases are primarily due to decreases of $37.4 million and $22.9 million in average interest-bearing liabilities to $680.7 million and $681.8 million for the quarter and six months ended June 30, 1997, as compared to the quarter and six months ended June 30, 1996.

     Interest expense on savings accounts increased $151,000 or 10.0% to $1.7 million for the second quarter of 1997, as compared to $1.5 million for the second quarter 1996. For the six months ended June 30, 1997, interest expense on savings accounts increased to $3.2 million as compared to $2.9 million for the same period in 1996. These increases were due to increases in the average rates paid on savings accounts which are partially offset by decreases in the average balance of these accounts. The average rate paid on savings accounts was 3.26% for the second quarter of 1997, as compared to 2.92% for the second quarter of 1996. For the six months ended June 30, 1997, the average rate paid on savings accounts was 3.25% as compared to 2.93% for the same period of the prior year. The average balances of savings accounts were $204.1 million and $199.9 million for the quarter and six months ended June 30, 1997, as compared to $207.3 million and $202.1 million for the same respective periods in 1996.

        Interest expense on time deposits totaled $5.1 million for the second quarter of 1997, as compared to $5.6 million for the second quarter of 1996. This decrease is due to a $33.3 million or 8.0% decrease in the average balance to $384.3 million and a 7 basis point decrease in the average rate paid to 5.30%. For the six months ended June 30, 1997, interest expense on time deposits totaled $10.2 million as compared to $11.1 million for the same period in 1996. This decrease was due to a decrease in the average balance of time deposits of $20.1 million to $390.4 million for the 1997 six month period as compared to the same period in 1996. In addition, the average cost of these deposits decreased 15 basis points to 5.29%.

        Included in time deposits is approximately $50.0 million of nine-month certificates of deposits ("CD") that are priced at a premium rate of 5.75%. A significant number of these accounts will be maturing during the third quarter of 1997. Management's strategy is to reduce the cost of these time deposits by offering a lower rate at maturity. The Bank's current rate on these deposits is 5.05%. Management anticipates that many of those customers that have other relationships with MSB will not withdraw these funds from the Bank. However, Management anticipates that those customers that only have a nine-month CD, and utilize no other products or services from MSB, may withdraw these funds.

        Provision for Loan Losses. The provision for loan losses was $275,000 and $320,000 for the second quarters of 1997 and 1996, respectively. For the six months ended June 30, 1997 and 1996, the provision for loan losses totaled $575,000 and $570,000, respectively. Non-performing loans (loans that are 90 days or more past due) amounted to $3.5 million or 0.97% of total loans at June 30, 1997, as compared to $4.8 million or 1.40% of total loans at December 31, 1996 and $3.5 million or 1.01% of total loans at June 30, 1996. Non-performing assets amounted to $5.2 million or 0.64% of total assets, $5.7 million or 0.69% of total assets and $4.6 million or 0.54% of total assets at June 30, 1997, December 31, 1996 and June 30, 1996, respectively.

        The allowance for loan losses amounted to $2.2 million and $1.6 million at June 30, 1997 and 1996, respectively, which represented 64.5% and 44.5% of non-performing loans at those respective dates. At December 31, 1996, the allowance for loan losses amounted to $2.0 million or 41.1% of non-performing loans. Charge-offs, net of recoveries, totaled $111,000 and $297,000 for the quarter and six months ended June 30, 1997, as compared to $416,000 and $673,000 for the same respective periods in 1996. Included in recoveries in the second quarter of 1997 is a $141,000 recovery on a loan that the Bank partially charged-off in 1991. The loan was subsequently restructured in 1994 and then satisfied in 1997.

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

        Non-Interest Income. Non-interest income amounted to $1.1 million for the second quarter of 1997, as compared to $1.0 million for the second quarter of 1996. This increase was due primarily to a $22,000 or 2.2% increase in service fees to $1.0 million for the 1997 second quarter as compared to $982,000 for the second quarter of 1996. For the six months ended June 30, 1997, non-interest income totaled $2.0 million as compared to $1.9 million for the same period in 1996. This increase was due to a $105,000 or 5.9% increase in service fees to $1.9 million for the 1997 six month period as compared to $1.8 million for the same period in 1996. The increase in service fees is due primarily to the Acquisition. The Bank waived service charges on the Acquired Deposits until March 1, 1996.

        Non-Interest Expense. Non-interest expense for each of the second quarters of 1997 and 1996 totaled $5.2 million. Salaries and employee benefits increased $113,000 to $2.3 million for the second quarter of 1997 as compared to the second quarter of 1996 due primarily to normal annual salary increases. Federal deposit insurance premiums decreased $168,000 to $71,000 for these same periods, reflecting the lower insurance rates that resulted from the payment of the Savings Association Insurance Fund ("SAIF") special assessment in the third quarter of 1996. Other non-interest expense amounted to $1.2 million for the 1997 second quarter, an increase of $59,000 over the $1.1 million in other expenses for the 1996 second quarter. Other non-interest expenses for the 1997 second quarter includes a one-time charge of $130,000 related to the Company's Reengineering Plan that was implemented on July 14, 1997. See "Other Matters - Reengineering Plan."

     For the six months ended June 30, 1997, non-interest expense totaled $10.4 million, representing a $48,000 increase over the same period in 1996. This increase is due to a $213,000 increase in salaries and benefits to $4.4 million, a $58,000 increase in occupancy costs to $1.6 million, an increase of $166,000 to $1.8 million in goodwill amortization offset by a $324,000 decrease in Federal deposit insurance premiums of $153,000 and a $65,000 decrease in other non-interest expenses to $2.4 million. Other non-interest expenses for the six months ended June 30, 1997, included $110,000 of legal and other costs related to employment litigation that was settled. The increase in goodwill amortization reflects a full six months of amortization as compared to 1996.

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

        The Bank is required to maintain an average daily balance of liquid assets and short-term liquid assets as a percentage of net withdrawable deposit accounts plus short-term borrowings as defined by the regulations of the OTS. The minimum required liquidity and short-term liquidity ratios are currently 5.0% and 1.0%, respectively. At June 30, 1997 the Bank's liquidity ratio under OTS regulations was 10.11% and its short-term liquidity ratio was 6.56%

        The primary investing activity of the Company is the origination of loans and the purchase of securities. For the quarter and six months ended June 30, 1997 and for the year ended December 31, 1996, the Company originated mortgage loans totaling $26.7 million, $43.8 million and $100.1 million, respectively. For those same periods, the Company originated other loans totaling $4.9 million, $9.3 million and $15.9 million, respectively. The Company purchased securities totaling $3.6 million and $27.4 million for the six months ended June 30, 1997 and during 1996, respectively. Other investing activities for those same periods included the purchase of mortgage-backed securities totaling $19.3 million and $386.3 million, respectively.

        The Company's most liquid assets are cash and cash equivalents, which include investments in highly liquid, short-term securities. The levels of these assets are dependent on the Bank's operating, financing, lending and investing activities during any given period. The Company's ratios of cash and due from banks, Federal Funds and investment securities with remaining maturities of one year or less to total deposits were 7.9% at June 30, 1997 and 6.7% at December 31, 1996. At June 30, 1997, cash and cash equivalents, as defined above, totaled $57.3 million as compared to $49.0 million at December 31, 1996.

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

        At June 30, 1997, the Bank had outstanding loan commitments of $43.2 million. The Bank anticipates that it will have sufficient funds available to meet its current loan commitments. Time deposits scheduled to mature in one year or less from June 30, 1997, totaled $283.9 million. Management believes that a significant portion of such deposits will remain with the Bank.

        The Bank is subject to certain minimum leverage, tangible and risk-based capital requirements established by regulations of the OTS. These regulations require savings associations to meet three minimum capital standards: a tangible capital ratio requirement of 1.5% of total assets as adjusted under the OTS regulations; a leverage ratio requirement of 3.0% of core capital to such adjusted total assets; and a risk-based capital ratio requirement of 8.0% of core and supplementary capital to total risk-based assets. The 3.0% core capital requirement has been effectively superseded by the OTS's prompt corrective action regulations, which impose a 4.0% core capital requirement for treatment as an "adequately capitalized" thrift and a 5.0% core capital requirement for treatment as a "well capitalized" thrift. In determining the amount of risk-weighted assets for purposes of the risk-based capital requirement, a savings association must compute its risk-based assets by multiplying its assets and certain off-balance sheet items by risk-weights, which range from 0% for cash and obligations issued by the United States Government or its agencies to 100% for consumer and commercial loans, as assigned by the OTS capital regulation based on the risks OTS believes are inherent in the type of assets. At June 30, 1997, the Bank exceeded all of the OTS minimum regulatory capital requirements.

        The following table sets forth the capital position of the Bank as calculated at June 30, 1997.

                                                             Tangible
                                                     Amount            Percent
                                                 ----------           ----------
                                                     (Dollars in thousands)

Capital as calculated under GAAP ........        $   72,172              9.19%
Deduct goodwill ........... .............            30,645              3.90
Add qualifying general loan loss
 allowance, as limited by regulation ....               --                 --
Add unrealized loss on
 securities available for sale,
 net of taxes............................             3,758               0.48

Deduct equity investments ...............               --                 --
Deduct servicing rights .................                14               0.00
                                                 ----------           ----------
Capital, as calculated ..................            45,271               5.76
Capital, as required ....................            11,784               1.50
                                                 ----------           ----------
Excess ..................................        $   33,487               4.26%
                                                 ==========           ==========



                                          Core                  Risk-Based
                                    Amount    Percent       Amount      Percent
                                 ----------  ---------   ----------    ---------
                                                     (Dollars in thousands)
Capital as calculated
 under GAAP                        $72,172      9.19%     $ 72,172       19.72%
Deduct goodwill ...........         30,645      3.90        30,645        8.37
Add qualifying general
 loan loss allowance, as
 limited by regulation                 --        --          2,237        0.61
Add unrealized loss
 on securities available for
 sale, net of taxes                  3,758      0.48         3,758        1.03
Deduct equity investments .           --         --            162         .04
Deduct servicing rights ...             14      0.00            14        0.00
                                     -----     -----       -------      ------
Capital, as calculated ....         45,271      5.76        47,346       12.94
Capital, as required ......         31,423      4.00        29,282         8.00
                                     -----     -----       -------      ------
Excess ....................        $13,848      1.76%     $ 18,064        4.94%
                                     =====     =====       =======      ======

        The Board of Directors declared a cash dividend of $0.15 per common share on June 20, 1997 that was payable to stockholders of record on June 30, 1997. The Company has been paying a quarterly cash dividend of $0.15 per common share since the first quarter of 1995 and had been paying a quarterly cash dividend of $0.13 per common share since the second quarter of 1994.

Recent Accounting Pronouncements

     Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128") established standards for computing and presenting earnings per share ("EPS") and applies to entities with publicly held common stock or potential common stock. SFAS 128 replaces the presentation of primary EPS with a presentation of basic EPS and requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures. SFAS 128 requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods, and earlier application is not permitted. SFAS 128 also requires restatement of all prior period EPS data presented. Management does not expect the adoption of SFAS 128 to have a significant effect on the Company's EPS calculation.

     Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130") establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. SFAS 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS 130 does not require a specific format for the financial statement, but requires that an enterprise display an amount representing total comprehensive income for the period in that financial statement. SFAS 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. SFAS 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required.

     Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131") requires that public companies report information about segments of their business in their annual financial statements and require them to report selected segment information in their quarterly reports issued to shareholders. SFAS 131 requires entity-wide disclosure about the products and services an entity provides, the material countries in which it holds assets and reports revenues, and its major customers. SFAS 131 supersedes FASB Statement 14, "Financial Reporting for Segments of a Business Enterprise." SFAS 131 is effective for fiscal years beginning after December 15, 1997.

Other Matters - Reengineering Plan

On July 14, 1997, the Company announced a reengineering plan (the "Plan") designed to increase the Company's earnings and stockholder value. The Plan is anticipated to result in approximately $600,000 in additional net income in 1997 and approximately $1.7 million in additional net income on an annual basis thereafter.

The major components of the Plan are as follows:
  - Financial Initiatives - Repurchase of up to 5% or 142,000 shares of the Company's common stock.
  - Expense Reduction Initiatives - Expected to result in an annual cost savings of $1.3 million.
  - Product Pricing Initiatives - Change in deposit fee structure expected to increase fees by $435,000 annually. In addition, the Bank has changed its pricing strategy on time deposits and reduced the rates being paid on these deposits, which is expected to result in decreased interest expense.
  - New Products and Services - The Company will start offering insurance and limited trust services which is expected to generate additional fee income.

This report contains certain forward looking statements consisting of estimates with respect to the financial condition, results of operations and business of the Company and the Bank as a result of the adoption of the reengineering Plan. These estimates are subject to various factors that could cause actual results to differ materially from these estimates. Such factors include (i) the effect that an adverse movement in interest rates could have on the expected cost savings or income enhancements, (ii) customer preferences, (iii) national and local economic conditions, (iv) national and local competition, (v) higher than anticipated operating expenses and (vi) a lower level of or higher cost for deposits than anticipated.


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

        None


Item 3. Defaults upon Senior Securities

        None


Item 4. Submission of Matters to a Vote of Security Holders

        The Company held its Annual Meeting of Stockholders (the "Meeting") on April 24, 1997. The purpose of the Meeting was to vote on the following proposals:

        1.     The election of three directors for terms of three years each;

        2. The amendment of the Company's Certificate of Incorporation to eliminate the provisions that prohibit record owners of the Company's common stock who beneficially own in excess of 10% of the outstanding shares of common stock (the "Limit") from voting any shares of common stock in excess of the Limit; and

        3. The ratification of the appointment of KPMG Peat Marwick LLP as independent auditors of the Company for the year ending December 31, 1997.

With respect to Proposal 1, all of the directors nominated by the Company were elected at the Meeting. In addition, Proposal 3 was approved at the Meeting. However, Proposal 2 was not approved. The voting results for the Proposals were as follows:

        Proposal 1:   John W. Norton        For                2,213,716
                                            Withheld             391,660

                      Nicholas J. Scali     For                2,213,864
                                            Withheld             391,512

                      Daniel R. Snyder      For                2,214,116
                                            Withheld             391,260

                                            Broker Non-Votes     231,760

        Proposal 2:                         For                1,464,585
                                            Against              333,731
                                            Abstain               16,642

                                            Broker Non-Votes   1,022,178

     Proposal 2 required an affirmative vote of at least 80% of the Company's outstanding Common Stock on February 25, 1997. Accordingly, this proposal was defeated.

        Proposal 3:                         For                2,436,307
                                            Against              153,438
                                            Abstain               15,631

                                            Broker Non-Votes:    231,760


Item 5.        Other Information

        None.


Item 6. Exhibits and Reports on Form 8-K

                      (a)    Exhibit 11--Computation of Earnings Per Share
                             Exhibit 27--Financial Data schedule*
                             Exhibit 99--Independent Auditors' Report. The Company is filing an amended independent auditors' report of KPMG Peat Marwick LLP. This amendment corrects a typographical error in the independent auditors' report that was originally filed as part of the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

                      (b)    Reports on Form 8-K

                             None


                      *   Submitted only with filing in electronic format.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                                   MSB Bancorp, Inc.
(Registrant)
ppp




                                            By: /s/ Anthony J. Fabiano
                                                Anthony J. Fabiano
                                                Senior Vice President and Chief
                                                Financial and Accounting Officer

August 12, 1997

                                   EXHIBIT 11

                       COMPUTATION OF NET INCOME PER SHARE


                                                      For The Quarter Ended
                                               ---------------------------------
                                               June 30, 1997       June 30, 1996
                                               -------------       -------------

Net income ...............................       $1,085,000       $     916,000
  Preferred stock dividends ..............          283,500             283,500
                                                 ----------          ----------

  Net income applicable to common stock ..       $  801,500       $     632,500
                                                 ==========          ==========

  Weighted average common shares .........        2,873,925           2,869,563

  Earnings per common share ..............       $     0.28          $     0.22
                                                 ==========          ==========




                                                    For The Six Months Ended
                                               ---------------------------------
                                               June 30, 1997       June 30, 1996
                                               -------------       -------------

Net income ...............................       $2,042,000       $   1,504,000
  Preferred stock dividends ..............          567,000             535,500
                                                 ----------          ----------

  Net income applicable to common stock ..       $1,475,000       $     968,500
                                                 ==========          ==========

  Weighted average common shares .........        2,873,961           2,794,939

  Earnings per common share ..............       $     0.51          $     0.35
                                                 ==========          ==========

                                                                      Exhibit 99


                          Independent Auditors' Report


The Board of Directors and Stockholders
MSB Bancorp, Inc.:

We have audited the consolidated financial statements of MSB Bancorp, Inc. and Subsidiaries as listed in the accompanying index as of December 31, 1996 and for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the 1996 consolidated financial statements referred to above present fairly, in all material respects, the financial position of MSB Bancorp, Inc. and Subsidiaries as of December 31, 1996, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.





                                                   KPMG Peat Marwick LLP


Short Hills, New Jersey
January 27, 1997