Form 10-Q/A
period 1997-06-30
MSB BANCORP INC /DE
filed 1997-08-13
CIK 887202

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                -----------------

                                   FORM 10-Q/A
                                Ammendment No. 1

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

================================================================================

                                TABLE OF CONTENTS


                         PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

        Consolidated Balance Sheets (Unaudited) -- June 30, 1997
        and December 31, 1996..................................................3

        Consolidated Statements of Income (Unaudited) -- Quarter and Six
        Months ended June 30, 1997 and 1996....................................4

        Consolidated Statements of Cash Flows (Unaudited) --Six Months
        ended June 30, 1997 and 1996...........................................6

        Notes to Unaudited Consolidated Financial Statements...................8

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations................................................ 12

Item 3. Quantitative and Qualitative Disclosures
        about Market Risk.....................................................25


                          PART II -- OTHER INFORMATION

Item 1. Legal Proceedings ....................................................26

Item 2. Changes in Securities.................................................26

Item 3. Defaults upon Senior Securities.......................................26

Item 4. Submission of Matters to a Vote of Security Holders...................26

Item 5. Other Information.....................................................27

Item 6. Exhibits and Reports on Form 8-K......................................27

        Signatures............................................................28

Item 6. Exhibits and Reports on Form 8-K

                      (a) Exhibit 27--Financial Data Schedule*- This schedule is being ammended to correct typographical errors.







                      *   Submitted only with filing in electronic format.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                                  MSB Bancorp, Inc.
                                                  (Registrant)





                                            By: /s/ Anthony J. Fabiano
                                               ---------------------------
                                                Anthony J. Fabiano
                                                Senior Vice President and Chief
                                                Financial and Accounting Officer

August 13, 1997