Form 10-Q
period 1997-09-30
MSB BANCORP INC /DE
filed 1997-11-25
CIK 887202

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

                For the quarterly period ended September 30, 1997

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

                     Class                                     Outstanding at
                                                             September 30, 1997
                 Common Stock,
                par value $.01                                    2,844,153

================================================================================

                                      TABLE OF CONTENTS


                                PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

        Consolidated Balance Sheets (Unaudited) -- September 30, 1997
        and December 31, 1996..................................................1

        Consolidated Statements of Income (Unaudited) -- Quarter and
        Nine months ended September 30, 1997 and 1996..........................2

        Consolidated Statements of Cash Flows (Unaudited) --Nine months ended September 30, 1997 and 1996......................................3

        Notes to Unaudited Consolidated Financial Statements...................5

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations................................................. 9

Item 3. Quantitative and Qualitative Disclosures
        about Market Risk.....................................................17


                                 PART II -- OTHER INFORMATION

Item 1. Legal Proceedings ....................................................18

Item 2. Changes in Securities and Use of Proceeds.............................18

Item 3. Defaults upon Senior Securities.......................................18

Item 4. Submission of Matters to a Vote of Security Holders...................18

Item 5. Other Information.....................................................18

Item 6. Exhibits and Reports on Form 8-K......................................18

        Signatures........................................................... 19

Item 1.  Financial Statements

MSB Bancorp, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS
             (Unaudited)
(dollars in thousands)                               September 30,  December 31,
                                                          1997          1996
                                                     ------------   ------------

ASSETS
  Cash and due from banks ..........................   $  16,901    $  16,375
  Federal funds sold ...............................      16,020       32,590
  Securities available for sale ....................      58,315       50,685
  Mortgage-backed securities available for sale ....     254,601      323,428
  Loans, net .......................................     372,282      338,491
  Premises and equipment, net ......................      14,304       14,869
  Accrued interest receivable ......................       4,740        5,552
  Real estate owned ................................       2,247          915
  Goodwill .........................................      29,734       32,835
  Other assets .....................................       4,847        5,176
                                                       ---------    ---------
        Total assets ...............................   $ 773,991    $ 820,916
                                                       =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
  Liabilities
          Deposits .................................     684,018      736,161
    Mortgagors' escrow deposits ....................       2,042        1,849
    Accrued expenses and other liabilities .........      11,521       11,684
    ESOP obligations ...............................         273          432
                                                       ---------    ---------
    Total liabilities ..............................     697,854      750,126
                                                       ---------    ---------
  Stockholders' Equity
   Preferred stock ($.01 par value; 1,000,000
     shares authorized; 600,000 shares issued at
     September 30, 1997 and December 31, 1996) .....           6            6
   Common stock ($.01 par value; 5,000,000
     shares authorized; 3,045,000 shares issued
     at September 30, 1997 and December 31, 1996) ..          30           30
   Additional paid-in capital .......................     48,059       48,163
   Retained earnings ................................     33,168       32,009
   Treasury stock, at cost (200,847 shares and
    211,064 shares at September 30, 1997 and .......      (3,941)      (4,137)
    December 31, 1996, respectively)
   Unallocated ESOP stock ...........................       (273)        (432)
   Unallocated BRP stock ............................        (75)        (172)
   Net unrealized loss on securities
     available for sale ............................        (837)      (4,677)
                                                       ---------    ---------
        Total stockholders' equity .................      76,137       70,790
                                                       ---------    ---------
        Total liabilities and stockholders' equity .   $ 773,991    $ 820,916
                                                       =========    =========



See accompanying notes to the unaudited consolidated financial statements.

MSB Bancorp, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME
             (Unaudited)
(In thousands except shares and per share amounts)

                                                        For the Quarter Ended
                                                             September 30
                                                    ----------------------------
                                                          1997          1996
                                                    ----------------------------
INTEREST INCOME
  Mortgage loans .................................   $     6,745    $     5,816
  Other loans ....................................           725            567
  Mortgage-backed securities .....................         4,002          6,527
  Securities .....................................           897            892
  Federal funds sold .............................           749             51
                                                     -----------    -----------
        Total interest income ....................        13,118         13,853

INTEREST EXPENSE
  Interest on deposits ...........................         7,001          7,755
  Interest on borrowings .........................             1             18
  Interest on ESOP obligation ....................             5             12
                                                     -----------    -----------
        Total interest expense ...................         7,007          7,785
                                                     -----------    -----------
  Net interest income ............................         6,111          6,068
  Provision for loan losses ......................           275            400
                                                     -----------    -----------
  Net interest income after provision for
   loan losses ...................................         5,836          5,668

NON-INTEREST INCOME
  Service fees ...................................         1,180            970
  Net realized gains (losses) on sales of
   securities and mortgage loans .................            73             (8)
  Other non-interest income ......................            32              2
                                                     -----------    -----------
                                                           1,285            964
NON-INTEREST EXPENSE
  Salaries and employee benefits .................         2,104          2,106
  Occupancy and equipment ........................           817            801
  Federal deposit insurance premiums .............            68            264
  Goodwill amortization ..........................           909            920
  Other non-interest expense .....................         1,183          1,122
  SAIF recapitalization assessment ................          --           2,925
                                                     -----------    -----------
       Total non-interest expense ................         5,081          8,138
                                                     -----------    -----------
  Income (loss)  before income taxes .............         2,040         (1,506)
  Income tax expense (benefit) ...................           810           (648)
                                                     -----------    -----------
  Net income (loss) ..............................   $     1,230    $      (858)
                                                     ===========    ===========
  Earnings per share .............................   $      0.33    $     (0.40)

  Weighted average shares outstanding ............     2,886,109      2,833,936
                                                     ===========    ===========

                                                     For the Nine Months Ended
                                                             September 30
                                                    ---------------------------
                                                          1997           1996
                                                    --------------- -----------
INTEREST INCOME
  Mortgage loans .................................   $    19,804    $    16,369
  Other loans ....................................         1,953          1,553
  Mortgage-backed securities .....................        14,372         18,433
  Securities .....................................         2,604          3,334
  Federal funds sold .............................         1,608          1,029
                                                     -----------    -----------
        Total interest income ....................        40,341         40,718

INTEREST EXPENSE
  Interest on deposits ...........................        21,900         22,982
  Interest on borrowings .........................             1             18
  Interest on ESOP obligation ....................            21             41
                                                     -----------    -----------
        Total interest expense ...................        21,922         23,041
                                                     -----------    -----------
  Net interest income ............................        18,419         17,677
  Provision for loan losses ......................           850            970
                                                     -----------    -----------
  Net interest income after provision for
   loan losses ...................................        17,569         16,707

NON-INTEREST INCOME
  Service fees ...................................         3,079          2,780
  Net realized gains (losses) on sales of
   securities and mortgage loans .................           167             80
  Other non-interest income ......................            79              7
                                                     -----------    -----------
                                                           3,325          2,867
NON-INTEREST EXPENSE
  Salaries and employee benefits .................         6,495          6,284
  Occupancy and equipment ........................         2,407          2,333
  Federal deposit insurance premiums .............           221            741
  Goodwill amortization ..........................         2,751          2,596
  Other non-interest expense .....................         3,605          3,609
  SAIF recapitalization assessment ...............          --            2,925
                                                     -----------    -----------
       Total non-interest expense ................        15,479         18,488
                                                     -----------    -----------
  Income (loss)  before income taxes .............         5,415          1,086
  Income tax expense (benefit) ...................         2,143            440
                                                     -----------    -----------
  Net income (loss) ..............................   $     3,272    $       646
                                                     ===========    ===========
  Earnings per share .............................   $      0.84    $     (0.06)
  Weighted average shares outstanding ............     2,878,031      2,808,124
                                                     ===========    ===========

See accompanying notes to the unaudited consolidated financial statements.

MSB Bancorp, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS
             (Unaudited)
             (In thousands)
                                                      For the Nine Months Ended
                                                            September 30,
                                                            1997          1996
                                                     -------------- ------------
OPERATING ACTIVITIES
  Net income .....................................   $     3,272    $       646
  Adjustments to reconcile net income to net
   cash provided by operating activities:
  Realized losses (gains) ........................          (167)           (80)
  Amortization of premiums/discounts on securities           786            872
  Proceeds from the sale of student loans ........         1,209          1,149
  Origination of mortgage loans held for sale ....        (9,282)        (7,909)
  Proceeds from the sale of mortgage loans .......         9,600          8,562
  Amortization of net deferred loan origination
     fees ........................................           (98)          (137)
  Depreciation and amortization ..................           951            932
  Provisions for loan losses .....................           850            970
  Write-downs on real estate .....................            66            171
  Goodwill amortization ..........................         2,751          2,596
  Decrease (increase) in accrued interest
     receivable ..................................           812         (2,052)
  Decrease (increase) in prepaid expenses and
   other assets ..................................        (2,572)           434
  Increase (decrease) in accrued expenses and
   other liabilities .............................           183           (763)
  Net change in Federal and State income tax
   payables and receivables ......................           481         (1,280)
  Deferred income taxes ..........................          (164)          (479)
  Other ..........................................           300           (454)
                                                     -----------    -----------
    Net cash provided by (used in) operating
     activities ..................................        8,977    $    (3,178)
                                                     ===========    ===========

INVESTING ACTIVITIES
  Net (increase) decrease in loans ...............       (38,043)       (49,379)
  Maturities and redemptions of debt securities ..            49         14,142
  Purchases of securities available for sale .....        (9,623)       (25,391)
  Proceeds from the sale of securities available
     for sale ....................................         3,000         31,082
  Purchases of mortgage-backed securities
     available for sale ..........................       (53,590)      (383,209)
  Proceeds from the sale of mortgage-backed
   securities available for sale .................       109,599         26,368
  Repayments of mortgage-backed securities
     available for sale ..........................        17,505         14,365
  Repayments of asset backed securities ..........          --              143
  Proceeds from the sale of real estate owned, net           602            343
  Purchases of property and equipment ............          (385)        (3,980)
  Cash received in branch acquisition ............          --          380,299
                                                     -----------    -----------
    Net cash provided by investing activities ....   $    29,114    $     5,503
                                                     ===========    ===========

See accompanying notes to the unaudited consolidated financial statements.

MSB Bancorp, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS
               (Unaudited)
                (In thousands)
                                                     For the Nine Months Ended
                                                             September 30,
                                                          1997            1996
                                                    -------------   ------------
FINANCING ACTIVITIES
  Net change in deposits .........................   $   (52,143)   $   (55,321)
  Net increase (decrease) in mortgagors' escrow
     deposits ....................................           193           (344)
   Proceeds from borrowings ......................          --           12,100
  Repayment of ESOP loan .........................          (159)          (223)
  Proceeds from the sale of stock ................          --           32,078
  Payment of cash dividends on common and
     preferred stock .............................        (2,128)        (1,678)
  Proceeds from the exercise of stock options ....           102             40
                                                     -----------    -----------
        Net cash used in financing activities ....   $   (54,135)   $   (13,348)
                                                     -----------    -----------

  Increase (decrease) in cash and cash equivalents   $   (16,044)   $    (4,667)
  Cash and cash equivalents at beginning of period   $    48,965    $    26,814
                                                     -----------    -----------
  Cash and cash equivalents at end of period .....   $    32,921    $    22,147
                                                     ===========    ===========

SUPPLEMENTAL INFORMATION
  Interest paid on savings deposits ..............   $    21,901    $    22,969
  Income taxes paid (received) ...................         1,558          2,203

  Non-cash transactions:
   Transfer of balances from loans receivable to
     real estate owned ...........................   $     2,300    $       778
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

        On January 10, 1996, the Company sold 1,100,000 shares of common stock at $18 per share and 600,000 shares of its 8.75% Cumulative Convertible Preferred Stock, Series A at $21.60 per share. On February 7, 1996, the Company sold an additional 105,000 shares of Common Stock pursuant to the underwriters' exercise of their over-allotment option. The issuance and sale of the shares of Common Stock and Preferred Stock on January 10 and February 7 are hereinafter collectively referred to as the "Offering." Net proceeds from the Offering amounted to $32.1 million. The purpose of the Offering was to raise a significant portion of the additional capital necessary to permit the Bank to qualify as "adequately capitalized" for regulatory capital purposes immediately following the consummation of the acquisition (the "Acquisition") of branches from First Nationwide Bank, A Federal Savings Bank ("First Nationwide").

        In September 1995, the Bank entered into an Asset Purchase and Sale Agreement (as amended, the "First Nationwide Agreement") with First Nationwide pursuant to which the Bank acquired certain assets and assumed certain liabilities relating to seven First Nationwide branch offices located in Carmel, Liberty, Mahopac, Monticello, Port Jervis, Warwick and Washingtonville, New York (the "First Nationwide Branches"). The closing took place on January 12, 1996 (the "Closing Date"), whereupon the Bank assumed the deposits (the "First Nationwide Deposits") of the First Nationwide Branches.

        On January 12, 1996, the First Nationwide Deposits totaled $414.8 million. In addition, the Bank acquired certain assets related to the First Nationwide Branches, including branch facilities and fixed operating assets associated with the First Nationwide Branches at a purchase price of approximately $2.9 million, and certain savings account and overdraft loans, which totaled $1.0 million at January 12, 1996, at face value.

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

2.  Earnings Per Share

        Primary earnings per common share is calculated based upon the weighted average common shares outstanding adjusted for common stock equivalents that have a dilutive effect on the per share data. Earnings for the purpose of computing primary earnings per share consists of net income for the period less dividends on preferred stock. Common stock equivalents include stock options. During the first quarter of 1996, the Company sold 600,000 shares of its 8.75% Cumulative Convertible Preferred Stock, Series A in the Offering. This stock is not considered a common stock equivalent but is used in the calculation of fully diluted earnings per share. Since the preferred stock has an anti-dilutive effect on earnings per share for the quarters and nine month periods ended September 30, 1997 and 1996, it has not been incorporated in the calculation; fully diluted and primary earnings per share are the same.

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

        Activity in the allowance for loan losses for the periods indicated is summarized as follows:
                                     Quarter             Nine           Year
                                      Ended          Months Ended       Ended
                                  September 30,     September 30,   December 31,
                                  1997     1996     1997      1996      1996
                                 ------  -------  -------   -------    ------
                                               (Dollars in thousands)
Balance at beginning of
period ...... ................   $2,238   $1,556   $1,960    $1,659    $1,659
Provision for loan
losses .......................      275      400      850       970     1,400
LOANS CHARGED OFF
    Real estate ..............       89      175      383       497       634
    Other loans ..............       82        6      257       367       485
                                  -----   ------   ------    ------    ------
Total loans charged off ......      171      181      640       864     1,119
                                  -----   ------   ------    ------    ------
RECOVERIES
    Real estate ..............     --       --        148         1         1
    Other loans ..............       11        7       35        16        19
                                  -----   ------   ------    ------    ------
    Total recoveries .........       11        7      183        17        20
                                  -----   ------   ------    ------    ------
    Net charge-offs ..........      160      174      457       847     1,099
                                  -----   ------   ------    ------    ------
Balance at end of period .....   $2,353   $1,782   $2,353    $1,782    $1,960
                                 ======   ======   ======    ======    ======
Ratio of net  charge-offs
  to average net loans
  outstanding (annualized) ...     0.17%    0.22%    0.26%     0.38%     0.36%
                                 ======   ======   ======    ======    ======


4.  Legal Proceedings

        Except as described below, the Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Such routine legal proceedings in the aggregate are believed by management to be immaterial to the Company's financial condition and results of operations.

        The Company and its directors are defendants in a lawsuit, Kahn Brothers & Co., Inc. Profit Plan and Trust et al. v. MSB Bancorp, Inc. et al., commenced by stockholders in the Delaware Court of Chancery, New Castle County, on November 22, 1995. (The Company and its directors were defendants in a lawsuit, Pohli v. MSB Bancorp, Inc. et al., commenced by a stockholder in the Delaware Court of Chancery, New Castle County, on November 7, 1995. This action was consolidated with the Kahn litigation.) The plaintiffs, who own in excess of 5% of the outstanding shares of the Common Stock and purport to represent a class consisting of all stockholders except the stockholder defendants, allege that the defendant directors breached their duty of care by failing to become fully informed about the expression of interest of HUBCO, Inc. ("HUBCO"); breached their duty of disclosure to stockholders by not notifying the public or the Company's stockholders of HUBCO's expression of interest; and breached their duty of good faith and fair representation by, among other things, not investigating whether the Acquisition constituted a reasonable alternative for building stockholder value. The plaintiffs further allege that the Company's offering of Common Stock in connection with the Acquisition (the "Common Stock Offering") was not intended to enhance stockholder value, but rather was for the purpose of diluting the ownership and voting strength of existing stockholders and further entrenching existing management and the Board. The plaintiffs sought to enjoin the Common Stock Offering and are also seeking damages equal to the difference between the market price of the Common Stock on September 7, 1995, and $35 (approximately $14,989,000 in the aggregate) or, in the alternative, the difference between the market price of the Common Stock on October 26, 1995, and $25 (approximately $7,394,000 in the aggregate), including interest and attorneys' and other professional fees. In connection with this action, plaintiffs filed a motion seeking expedited discovery and scheduling. On December 6, 1995, in response to the plaintiffs' motion for expedited proceedings, which was treated by the court as an application for a temporary restraining order with respect to the Common Stock Offering, the court denied the plaintiffs' application for such order. On December 12, 1995, the court denied the plaintiffs' motion for re-argument. On December 18, 1995, the Company filed an answer denying all of the substantive allegations in the complaint and seeking, among other things, an order dismissing the complaint with prejudice. Plaintiffs amended their complaint to include allegations relating to an unsolicited merger proposal received by the Company from the First Empire State Corporation ("First Empire") on December 28, 1995. Specifically, the amended complaint alleges, among other things, that the Company's Board of Directors, in breach of its duties of care, loyalty and disclosure, relied on the advice of Bear, Stearns & Co., Inc. ("Bear Stearns"), the Company's financial advisor and underwriter for the Offering, knowing that Bear Stearns could not render independent financial advice regarding the First Empire proposal. The plaintiffs are seeking alternative damages based on these allegations in an amount equal to the difference between the market price of the Common Stock on December 28, 1995 and $26 (approximately $11,560,000 in the aggregate). The Company filed its amended answer on February 1, 1996 denying all of the substantive allegations in the amended complaint and seeking, among other things, an order dismissing the amended complaint with prejudice. The parties have engaged in substantial written discovery and plaintiffs have deposed all of the directors and certain representatives of Bear Stearns. On October 10, 1997, all the defendants served and filed with the Court a motion for summary judgment which seeks the dismissal of all the allegations in plaintiffs' amended complaint. The Company intends to continue to vigorously contest the allegations of wrongdoing in this action.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results Results of Operations

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

        The Company announced a Reengineering Plan (the "Plan") on July 14, 1997 designed to increase the Company's earnings and stockholder value. The major components of the Plan included (i) the reduction of employee costs primarily by certain staff reductions and by reducing the number of hours worked by branch personnel, (ii) reduction of various operating expenses, (iii) fee initiatives,
(iv) the introduction of trust and insurance services and (v) the repurchase of up to 5% of the Company's outstanding common stock subject to market conditions.

Results of Operations

     The Bank's results of operations are dependent primarily on net interest income, which is the difference between the interest income earned on its loan and securities portfolios and its cost of funds, consisting primarily of the interest paid on its deposits. The Bank's operating expenses principally consist of employee compensation, occupancy expenses, goodwill amortization, federal despoit insurance premiums and other general and administrative expenses. The Bank's results of operations are also significantly affected by its periodic provision for loan losses and write-downs of real estate owned. Such results are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government policies and actions of regulatory authorities.

        The Company is subject to certain legal proceedings that, if adversely determined, could materially and adversely affect the Company's results of operations. See Part II, Item 1, "Legal Proceedings."

        The following tables set forth information relating to the Company's consolidated balance sheet and consolidated statements of income for the three and nine month periods ended September 30, 1997 and 1996 and reflect the average yield (not on a tax equivalent basis) on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. The average balances of securities available for sale are calculated based on amortized cost. The yields and costs include fees, which are considered adjustments to yields.

                                                                       For the Quarter Ended September 30,
                                        --------------------------------------------------------------------------------------------
                                                            1997                                            1996
                                        -----------------------------------------------  -------------------------------------------
                                                                             Average                                         Average
                                             Average                          Yield/        Average                           Yield/
                                             Balance         Interest         Cost          Balance        Interest           Cost
                                          ----------      ----------     -----------     ----------      ----------       ----------
                                                                             (Dollars in thousands)
 Assets:
   Interest-earning assets:
     Mortgage loans, net(1)...........  $    335,889    $      6,745            7.97%  $    291,912    $      5,816            7.93%
     Other loans(1)...................        27,975             725           10.28         20,123             567           11.21
     Mortgage-backed securities.......       245,338           4,002            6.47        396,285           6,527            6.55
     Other securities.................        57,896             897            6.15         56,558             892            6.27
     Federal funds, overnight.........        53,744             749            5.53          3,590              51            5.65
                                          ----------      ----------     -----------     ----------      ----------      ----------
     Total interest-earning assets....       720,842          13,118            7.22        768,468          13,853            7.17
   Non-interest earning assets........        67,612                                         65,608
                                          ----------                                     ----------
     Total assets.....................  $    788,454                                   $    834,076
                                          ==========                                     ==========


 Liabilities and Retained Earnings:
   Interest-bearing liabilities:
     Deposits:
       Savings accounts...............  $    209,640           1,694            3.21   $    206,241           1,637            3.16
       Super NOW accounts.............        40,332             190            1.87         41,869             202            1.92
       Money market accounts..........        53,038             546            4.08         50,348             523            4.13
       Time deposits..................       347,950           4,571            5.21        406,170           5,393            5.28
     Borrowings.......................            72               1            5.51          1,466              18            4.88
     ESOP obligation..................           278               5            7.14            584              12            8.17
                                          ----------      ----------     -----------     ----------      ----------      ----------
     Total interest-bearing
       liabilities....................       641,310           7,007            4.27        706,678           7,785            4.38
   Other liabilities..................        61,182                                         58,033
                                          ----------                                     ----------
        Total liabilities.............       712,492                                        764,711
   Retained earnings..................        75,962                                         69,365
                                          ----------                                     ----------
        Total liabilities and
          retained earnings...........  $    788,454                                   $    834,076
                                          ==========                                     ==========
   Net interest income/
    interest rate spread(2)...........                  $      6,111            2.95%                  $      6,068            2.97%
                                                          ==========     ===========                     ==========      ==========
   Net earning assets/net
    interest margin(3)................  $     69,532                            3.36%  $     61,790                            3.14%
                                          ==========                     ===========     ==========                      ==========
   Ratio of interest-earning assets
    to interest-bearing liabilities...                                          1.11x                                          1.09x
                                                                         ===========                                     ==========

   ------------------------

   (1) In computing the average balance of loans, non-accrual loans have been included.
   (2) Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
   (3) Net interest margin represents net interest income divided by average interest-earning assets.

                                                                       For the Nine Months Ended September 30,
                                        -------------------------------------------------------------------------------------------
                                                            1997                                            1996
                                        ------------------------------------------------  -----------------------------------------
                                                                            Average                                         Average
                                             Average                         Yield/           Average                        Yield/
                                               Balance         Interest       Cost            Balance        Interest          Cost
                                                                             (Dollars in thousands)
 Assets:
   Interest-earning assets:
     Mortgage loans, net(1)...........    $    325,170    $     19,804          8.14%    $    276,603    $     16,369          7.90%
     Other loans(1)...................          25,466           1,953         10.25           19,008           1,553         10.91
     Mortgage-backed securities.......         291,076          14,372          6.60          374,829          18,433          6.57
     Other securities.................          56,172           2,604          6.20           70,033           3,334          6.36
     Federal funds, overnight.........          39,729           1,608          5.41           20,144           1,029          4.72
                                            ----------      ----------     ---------       ----------      ----------    ----------
     Total interest-earning assets....         737,613          40,341          7.31          769,617          40,178          7.07
   Non-interest earning assets........          65,570                                         67,696
                                            ----------                                     ----------
     Total assets.....................    $    803,183                                   $    837,313
                                            ==========                                     ==========


 Liabilities and Retained Earnings:
   Interest-bearing liabilities:
     Deposits:
       Savings accounts...............    $    203,209           4,920          3.24     $    203,490           4,585          3.01
       Super NOW accounts.............          39,811             567          1.90           41,610             600          1.93
       Money market accounts..........          52,039           1,609          4.13           50,076           1,296          3.46
       Time deposits..................         375,946          14,803          5.26          409,025          16,501          5.39
       Borrowings.....................              25               1          5.35              492              18          4.89
     ESOP obligation..................             354              21          7.93              655              41          8.36
                                            ----------      ----------     ---------       ----------      ----------    ----------
     Total interest-bearing
       liabilities....................         671,384          21,921          4.37          705,348          23,041          4.36
   Other liabilities..................          58,713                                         61,442
                                            ----------                                     ----------
        Total liabilities.............         730,097                                        766,790
   Retained earnings..................          73,090                                         70,523
                                            ----------                                     ----------
        Total liabilities and
          retained earnings...........    $    803,187                                   $    837,313
                                            ==========                                     ==========
   Net interest income/
    interest rate spread(2)...........                    $     18,420          2.95%                    $     17,677          2.70%
                                                            ==========     =========                       ==========     =========
   Net earning assets/net
    interest margin(3)................    $     66,229                          3.34%    $     64,269                          3.07%
                                            ==========                     =========       ==========                     =========
   Ratio of interest-earning assets
    to interest-bearing liabilities...                                          1.10x                                          1.09x
                                                                           =========                                      =========

   ------------------------

   (1) In computing the average balance of loans, non-accrual loans have been included.
   (2) Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
   (3) Net interest margin represents net interest income divided by average interest-earning assets.

Financial Condition

     The Company's total assets were $774.0 million at September 30, 1997, as compared to $820.9 million at December 31, 1996. This decrease is due primarily to a decrease in deposits. For those same dates, deposits decreased $52.1 million to $684.0 million at September 30, 1997, as compared to $736.2 million at December 31, 1996. The decreases in the average balances of deposits are due to Management's strategy to reduce the interest rate paid on certain time deposits. Approximately $27.7 million of time deposits were withdrawn from the Bank in the third quarter of 1997. Many of these time deposits were earning a premium rate. The deposit outflow is also due to disintermediation which is affecting many of the Bank's peer thrift institutions. Securities and mortgage-backed securities available for sale decreased $61.2 million to $312.9 million at September 30, 1997, as compared to $374.1 million at December 31, 1996. Loans, net increased $33.8 million to $372.3 million at September 30, 1997, as compared to $338.5 million at December 31, 1996. Goodwill decreased $3.1 million to $29.7 million at September 30, 1997, as compared to $32.8 million at December 31, 1996. Real estate owned increased $1.3 million to $2.2 million at September 30, 1997, as compared to December 31, 1996.

        Total stockholders' equity increased $5.3 million to $76.1 million at September 30, 1997, as compared to $70.8 million at December 31, 1996. This increase is due primarily to a $3.8 million decrease in the net unrealized loss on securities available for sale and a $1.2 million increase in retained earnings. The Bank's Tier 1 leverage capital ratio was 6.23% at September 30, 1997.

Comparison of Results of Operations

     General. Net income for the third quarter of 1997 amounted to $1.2 million as compared to a net loss of ($858,000) for the comparable quarter in 1996. For the nine months ended September 30, 1997, net income totaled $3.3 million as compared to $646,000 for the same period in 1996. The results for the third quarter and nine month periods ended September 30, 1996, included a pre-tax charge of $2.9 million related to the recapitalization of the Savings Association Insurance Fund ("SAIF").

        Net Interest Income. Net interest income increased $43,000 to $6.1 million for the third quarter of 1997, as compared to the third quarter of 1996. The Company's interest rate spread was 2.95% and 2.79% for the third quarters of 1997 and 1996, respectively. The Company's net interest margin was 3.36% and 3.14%, respectively, for those same periods. For the nine months ended September 30, 1997, net interest income totaled $18.4 million as compared to $17.7 million for the same period in 1996. For the nine months ended September 30, 1997 and 1996, the interest rate spread was 2.95% and 2.70%, respectively. For those periods, the net interest margin was 3.34% and 3.07%, respectively.

        Interest Income. Interest income was $13.1 million for the third quarter of 1997 as compared to $13.9 million for the same period in 1996. The yield earned on interest-earning assets was 7.22% for the third quarter of 1997 as compared to 7.17% for the same period in 1996. This increase in yield was offset by a decrease of $47.6 million in average interest earnings assets to $720.8 million for the third quarter of 1997, as compared to $768.5 million for the third quarter of 1996. The yield earned on interest-earning assets was 7.31% for the nine months ended September 30, 1997, as compared to 7.07% for the same period in 1996. For the nine month period ended September 30, 1997, average interest earning assets decreased to $737.6 million as compared to $769.6 million for the nine months ended September 30, 1996.

     The decreases in the balances of average interest-earning assets are due primarily to decreases of $53.7 million and $33.2 million in the average balances of deposits for the quarter and nine month periods of 1997, respectively, as compared to the same periods in 1996. See "Interest Expense." The increases in yields earned were a result of the redeployment of proceeds from the sale of mortgage-backed and other securities into the loan portfolio.

        Interest income on mortgage loans amounted to $6.7 million in the third quarter of 1997, as compared to $5.8 million for the comparable period in 1996. This increase is due to a $44.0 million or 15.1% increase in the average balance of mortgage loans to $335.9 million during the third quarter of 1997, as compared to $291.9 million for the third quarter of 1996. The average yield earned on mortgage loans remained virtually unchanged at 7.97% for the third quarter of 1997 as compared to 7.93% for the third quarter of 1996. For the nine months ended September 30, 1997, interest income on mortgage loans amounted to $19.8 million, a $3.4 million or 21.0% increase over the $16.4 million earned for the same period in 1996. This increase was due to an increase of $48.6 million in the average balance of mortgage loans to $325.2 million during the nine months ended September 30, 1997 as compared to $276.6 million for the nine months ended September 30, 1996. In addition, the average yield earned increased 24 basis points to 8.14% for those same periods.

        The growth in the average balance of mortgage loans was due primarily to Management's strategy to redeploy funds received in the Acquisition from the securities portfolio to the loan portfolio and continued loan demand. The increase in the yield earned during the 1997 nine month period is primarily a result of a new ARM product that the Bank began to offer in 1996. These ARMs are primarily 5-year fixed rate loans that convert to 1-year ARMs after the initial 5-year period. These loans are not offered at introductory rates. The increase in yield is also due to the repricing of one-year ARMs that were originated in 1994 and 1995 at introductory rates. These ARMs repriced to higher rates due to the expiration of their initial lower introductory rates.

        Interest income on other loans amounted to $725,000 for the third quarter of 1997, as compared to $567,000 for the third quarter of 1996. This increase is due to a $7.9 million or 39.0% increase in the average balance of other loans to $28.0 million, which was offset in part by a 93 basis point decrease in the yield earned to 10.28%. For the nine months ended September 30, 1997, interest income on other loans totaled $2.0 million as compared to $1.6 million for the same period in 1996. This increase was primarily due to an increase in the average balance of other loans to $25.5 million for the 1997 period as compared to $19.0 million for the same period in 1996. This increase in the average balance of other loans was partially offset by a 66 basis point decrease in the average yield earned to 10.25% for the nine months ended September 30, 1997, as compared to 10.91% for the same period in 1996.

     Interest income on mortgage-backed securities amounted to $4.0 million for the third quarter of 1997, as compared to $6.5 million for the same quarter in 1996. This decrease was due primarily to a decrease in the average balance of mortgage-backed securities. For the third quarter of 1997, the average balance of mortgage-backed securities decreased $150.9 million or 38.1% to $245.4 million as compared to $396.3 million for the third quarter of 1996. For the nine months ended September 30, 1997, interest income on mortgage-backed securities totaled $14.4 million, a $4.1 million decrease from the $18.4 million earned for the same period in 1996. For the nine months ended September 30, 1997, the average balance of mortgage-backed securities decreased $83.8 million to $291.1 million as compared to $374.8 million for the same period in 1996. The decrease in the average balances of mortgage-backed securities was a result of Management's strategy to redeploy funds currently invested in securities into the loan portfolio, which typically provides greater yields and to fund deposit outflows.

        Interest income on other securities amounted to $897,000 for the third quarter of 1997, virtually unchanged from the third quarter of 1996. For the nine months ended September 30, 1997, interest income on other securities totaled $2.6 million as compared to $3.3 million for the same period in 1996. This decrease was primarily the result of a $13.9 million decrease in the average balance of other securities to $56.2 million during the 1997 nine month period as compared to the same period in 1996. In addition, the yield earned on these securities decreased to 6.20% for the nine months ended September 30, 1997 as compared to 6.36% for the same period in the prior year. The decrease in the average balance of other securities is a result of Management's strategy to redeploy funds currently invested in securities into the loan portfolio, which typically provides greater yields.

        Interest income on Federal funds amounted to $749,000 for the third quarter of 1997, as compared to $51,000 for the third quarter of 1996. This increase in Federal funds interest is due to a $50.2 million increase in the average balance to $53.7 million, which was partially offset by a 12 basis point decrease in the average yield to 5.53%. For the nine months ended September 30, 1997, interest income on Federal funds amounted to $1.6 million as compared to $1.0 million for the same period in 1996. This increase is due to a $10.6 million increase in the average balance of Federal funds to $39.7 million for the nine months ended September 30, 1997, and a 69 basis point increase in the yield earned to 5.41% for the same period. The increase in the average balance of Federal funds is a result of the temporary investment of proceeds from the sale of mortgage-backed and other securities. The securities were sold to provide sufficient liquidity for loan originations and the anticipated outflow of time deposits as a result of Management's decision to reduce the interest rates paid on these deposits (see "Interest Expense").

        Interest Expense. Interest expense was $7.0 million for the third quarter of 1997, as compared to $7.8 million for the same quarter in 1996. For the nine months ended September 30, 1997, interest expense totaled $21.9 million as compared to $23.0 million for the same period in 1996. These decreases are primarily due to decreases of $55.4 million and $34.0 million in average interest-bearing liabilities to $641.3 million and $671.4 million for the quarter and nine months ended September 30, 1997, respectively, as compared to $706.7 million and $705.3 million, resepectively, for the quarter and nine months ended September 30, 1996. In addition, for the 1997 third quarter, the average cost of these liabilities was 4.27% as compared to 4.38% for the same period in 1996. The average cost of interest-bearing liabilities remained virtually unchanged in the nine month periods.

        Interest expense on savings accounts increased $57,000 or 3.5% to $1.7 million for the third quarter of 1997, as compared to $1.6 million for the third quarter 1996. For the nine months ended September 30, 1997, interest expense on savings accounts increased to $4.9 million as compared to $4.6 million for the same period in 1996. These increases were due primarily to increases in the average rates paid on savings accounts. The average rate paid on savings accounts was 3.21% for the third quarter of 1997, as compared to 3.16% for the third quarter of 1996. For the nine months ended September 30, 1997, the average rate paid on savings accounts was 3.24% as compared to 3.01% for the same period of the prior year. The average balances of savings accounts were $209.6 million and $203.2 million for the quarter and nine months ended September 30, 1997, respectively, as compared to $206.2 million and $203.5 million for the same respective periods in 1996.

        Interest expense on time deposits totaled $4.6 million for the third quarter of 1997, as compared to $5.4 million for the third quarter of 1996. This decrease is due to a $58.2 million or 14.3% decrease in the average balance to $348.0 million and a 7 basis point decrease in the average rate paid to 5.21% from the 1996 to the 1997 quarter. For the nine months ended September 30, 1997, interest expense on time deposits totaled $14.8 million as compared to $16.5 million for the same period in 1996. This decrease was due to a decrease in the average balance of time deposits of $33.1 million to $375.9 million for the 1997 nine month period as compared to $409.0 million for the same period in 1996. In addition, the average cost of these deposits decreased 13 basis points to 5.26%.

        The decreases in the average balances of deposits are due to Management's strategy to reduce the interest rate paid on certain time deposits. Approximately $27.7 million of time deposits were withdrawn from the Bank in the third quarter of 1997. Many of these time deposits were earning a premium rate. The deposit outflow is also due to disintermediation which is affecting many of the Bank's peer thrift institutions.

     Provision for Loan Losses. The provision for loan losses was $275,000 and $400,000 for the third quarters of 1997 and 1996, respectively. For the nine months ended September 30, 1997 and 1996, the provision for loan losses totaled $850,000 and $970,000, respectively. Non-performing loans (loans that are 90 days or more past due) amounted to $3.2 million or 0.85% of total loans at September 30, 1997, as compared to $4.8 million or 1.40% of total loans at December 31, 1996 and $5.0 million or 1.53% of total loans at September 30, 1996. Non-performing assets amounted to $5.4 million or 0.70% of total assets, $5.7 million or 0.69% of total assets and $6.0 million or 0.70% of total assets at September 30, 1997, December 31, 1996 and September 30, 1996, respectively. Real estate owned increased $1.3 million to $22.0 million at September 30, 1997, as compared to December 31, 1996.

        The allowance for loan losses amounted to $2.4 million and $1.8 million at September 30, 1997 and 1996, respectively, which represented 74.3% and 35.4% of non-performing loans at those respective dates. At December 31, 1996, the allowance for loan losses amounted to $2.0 million or 41.1% of non-performing loans. Charge-offs, net of recoveries, totaled $160,000 and $457,000 for the quarter and nine months ended September 30, 1997, as compared to $174,000 and $847,000 for the same respective periods in 1996.

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

     Non-Interest Income. Non-interest income amounted to $1.3 million and $964,000 for the third quarters of 1997 and 1996, respectively. This increase is due to a $210,000 increase in service fees, an $81,000 increase in net realized gains on securities and mortgage loan sales and a $30,000 increase in other non-interest income. For the nine months ended September 30, 1997 and 1996, non-interest income totaled $3.3 million and $2.9 million, respectively. This increase is due to a $299,000 increase in service fees, an $87,000 increase in net realized gains on securities and mortgage loan sales and a $72,000 increase in other non-interest income. The increases in service fees are due primarily to changes in MSB's fee structure on deposit products and services. These changes were part of the Plan announced earlier in the third quarter of 1997.

     Non-Interest Expense. Non-interest expense amounted to $5.1 million and $15.5 million for the quarters and nine months ended September 30, 1997, as compared to $5.2 million and $15.6 million for the same respective periods in 1996 (excluding the SAIF assessment of $2.9 million in 1996). Salaries and employee benefits increased $211,000 or 3.4% to $6.5 million for the nine months ended September 30, 1997, as compared to $6.3 million for the nine months ended September 30, 1996. The increase in salaries and employee benefits for the nine-month period is due primarily to normal salary increases. Federal deposit insurance premiums decreased $196,000 to $68,000 in the third quarter of 1997 as compared to $264,000 for the same period in the prior year and decreased $520,000 to $221,000 for the 1997 nine month period as compared to $741,000 for the same period in 1996. These decreases reflect the lower insurance rates that resulted from the payment of the SAIF special assessment in the third quarter of 1996. The amortization of goodwill resulting primarily from the Company's Acquisition that was completed in the first quarter of 1996 amounted to $909,000 in the third quarter of 1997, virtually unchanged from the third quarter of 1996. For the nine months ended September 30, 1997, goodwill amortization increased $155,000 to $2.8 million, reflecting a full nine months of amortization as compared to 1996.

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

        The Bank is required to maintain an average daily balance of liquid assets and short-term liquid assets as a percentage of net withdrawable deposit accounts plus short-term borrowings as defined by the regulations of the OTS. The minimum required liquidity and short-term liquidity ratios are currently 5.0% and 1.0%, respectively. At September 30, 1997, the Bank's liquidity ratio under OTS regulations was 12.3%, and its short-term liquidity ratio was 9.8%.

        The primary investing activity of the Company is the origination of loans and the purchase of securities. For the quarter and nine months ended September 30, 1997 and for the year ended December 31, 1996, the Company originated mortgage loans totaling $29.7 million, $73.5 million and $100.1 million, respectively. For those same periods, the Company originated other loans totaling $6.3 million, $15.6 million and $15.9 million, respectively. The Company purchased securities, including mortgage-backed securities, totaling $63.2 million and $408.6 million for the nine months ended September 30, 1997 and fiscal 1996, respectively.

        The Company's most liquid assets are cash and cash equivalents, which include investments in highly liquid, short-term securities. The levels of these assets are dependent on the Bank's operating, financing, lending and investing activities during any given period. The Company's ratios of cash and due from banks, Federal Funds and investment securities with remaining maturities of one year or less to total deposits were 6.0% at September 30, 1997 and 6.7% at December 31, 1996. At September 30, 1997, cash and cash equivalents, as defined above, totaled $41.1 million as compared to $49.0 million at December 31, 1996.

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

        At September 30, 1997, the Bank had outstanding loan commitments of $55.8 million. The Bank anticipates that it will have sufficient funds available to meet its current loan commitments. Time deposits scheduled to mature in one year or less from September 30, 1997, totaled $244.7 million. Management believes that a significant portion of such deposits will remain with the Bank.

        The Bank is subject to certain minimum leverage, tangible and risk-based capital requirements established by regulations of the OTS. These regulations require savings associations to meet three minimum capital standards: a tangible capital ratio requirement of 1.5% of total assets as adjusted under the OTS regulations; a leverage ratio requirement of 3.0% of core capital to such adjusted total assets; and a risk-based capital ratio requirement of 8.0% of core and supplementary capital to total risk-based assets. The 3.0% core capital requirement has been effectively superseded by the OTS prompt corrective action regulations, which impose a 4.0% core capital requirement for treatment as an "adequately capitalized" thrift and a 5.0% core capital requirement for treatment as a "well capitalized" thrift. In determining the amount of risk-weighted assets for purposes of the risk-based capital requirement, a savings association must compute its risk-based assets by multiplying its assets and certain off-balance sheet items by risk-weights, which range from 0% for cash and obligations issued by the United States Government or its agencies to 100% for consumer and commercial loans, as assigned by the OTS capital regulation based on the risks OTS believes are inherent in the type of assets. At September 30, 1997, the Bank exceeded all of the OTS minimum regulatory capital requirements.

        The following table sets forth the capital position of the Bank as calculated at September 30, 1997.

                              Tangible             Core            Risk-Based
                          Amount   Percent    Amount   Percent   Amount  Percent
                         -------   -------   -------   -------  -------  -------
                                          (Dollars in thousands)
Capital as calculated
  under GAAP ..........  $ 75,703   10.16%  $ 75,703   10.16%  $ 75,703   20.73%
Deduct goodwill .......    29,734    3.99     29,734    3.99     29,734    8.14
Add qualifying general
 loan loss allowance,
 as limited by
 regulation. ..........      --      --         --      --        2,352    0.64
Add unrealized loss on
 securities available
 for sale, net of taxes       798    0.10        798    0.10        798    0.22
Deduct equity
 investments ..........      --      --         --      --          125    0.04
Deduct servicing rights        15    0.00         15    0.00         15    0.00
                          -------   -----    -------   -----    -------   -----
Capital, as calculated     46,752    6.27%    46,752    6.27%    48,979   13.41%
Capital, as required ..    11,177    1.50     29,805    4.00     29,218    8.00
                          -------   -----    -------   -----    -------   -----
Excess ................   $35,575    4.77%   $16,947    2.27%   $19,761    5.41%
                          =======   =====    =======   =====    =======  ======

        The Board of Directors declared a cash dividend of $0.15 per common share on September 19, 1997 that was payable to stockholders of record on October 9, 1997. The Company has been paying a quarterly cash dividend of $0.15 per common share since the first quarter of 1995 and had been paying a quarterly cash dividend of $0.13 per common share since the third quarter of 1994.

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


Item 2.  Changes in Securities and Use of Proceeds

        None


Item 3.  Defaults upon Senior Securities

        None


Item 4.  Submission of Matters to a Vote of Security Holders

        None.


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






                                                MSB Bancorp, Inc.
(Registrant)





                                         By:    /s/ Anthony J. Fabiano
                                                Anthony J. Fabiano
                                                Senior Vice President and Chief
                                                Financial and Accounting Officer

November 10, 1997

                                   EXHIBIT 11

                       COMPUTATION OF NET INCOME PER SHARE


                              For The Quarter Ended

                                                    September 30,  September 30,
                                                         1997          1996
                                                     -----------    -----------

Net income .......................................   $ 1,230,000    $  (858,000)
  Preferred stock dividends ......................       283,500        283,500
                                                     -----------    -----------

  Net income applicable to common stock ..........   $   946,500    $(1,141,500)
                                                     ===========    ===========

  Weighted average common shares .................     2,886,109      2,833,936

  Earnings per common share ......................   $      0.33    $     (0.40)
                                                     ===========    ===========




                            For the Nine months Ended

                                                    September 30,  September 30,
                                                         1997          1996
                                                     -----------    -----------

Net income .......................................   $ 3,272,000    $   646,000
  Preferred stock dividends ......................       850,500        819,000
                                                     -----------    -----------

  Net income applicable to common stock ..........   $ 2,421,500    $  (173,000)
                                                     ===========    ===========

  Weighted average common shares .................     2,878,031      2,808,124

  Earnings per common share ......................   $      0.84    $     (0.06)
                                                     ===========    ===========

                                                                      Exhibit 27

                             FINANCIAL DATA SCHEDULE

        This schedule contains summary financial information extracted from the Company's consolidated balance sheet and the consolidated statement of income and is qualified in its entirety by reference to such financial statements.

 Item Number       Item Description                                       Amount
 9-03(1)           Cash and due from banks                        $      16,901
 9-03(2)           Interest-bearing assets                                    0
 9-03(3)           Federal funds sold                                    16,020
 9-03(4)           Trading account assets                                     0
 9-03(6)           Investment and mortgage backed
                   securities held for sale                             312,916
 9-03(6)           Investments held to maturity--
                    carrying value                                            0
 9-03(6)           Investments held to maturity--
                    market value                                              0
 9-03(7)           Loans                                                372,282
 9-03(7)(2)        Allowance for losses                                   2,353
 9-03(11)          Total assets                                         773,991
 9-03(12)          Deposits                                             684,018
 9-03(13)          Short-term borrowings                                      0
 9-03(15)          Other liabilities                                     13,563
 9-03(16)          Long-term debt                                           273
 9-03(19)          Preferred stock - mandatory
                    redemption                                                0
 9-03(20)          Preferred stock - no mandatory
                    redemption                                                6
 9-03(21)          Common Stock                                              30
 9-03(22)          Other stockholders' equity                            76,101
 9-03(23)          Total liabilities and stockholders'
                    equity                                              773,991
 9-04(1)           Interest and fees on loans                            21,757
 9-04(2)           Interest and dividends on investments                 16,965
 9-04(4)           Other interest income                                  1,619
 9-04(5)           Total interest income                                 40,341
 9-04(6)           Interest on deposits                                  21,900
 9-04((9)          Total interest expense                                21,922
 9-04(10)          Net interest income                                   18,419
 9-04(11)          Provision for loan losses                                850
 9-04(13)(h)       Investment securities gains/losses                        66
 9-04(14)          Other expenses                                        15,479
 9-04(15)          Income/loss before income tax                          5,415
 9-04(17)          Income/loss before extraordinary items                 5,415
 9-04(18)          Extraordinary items, less tax                              0
 9-04(19)          Cumulative change in accounting
                    principles                                                0
 9-04(20)          Net income or loss                                     3,272
 9-04(21)          Earnings per share - primary                            0.84
 9-04(21)          Earnings per share - fully diluted                      0.84
 1.B.5             Net yield - interest earning assets                     3.34
 III.C.1(a)        Loans on non-accrual                                   3,167
 III.C.1(b)        Accruing loans past due 90 days                            0
 III.C.1(c)        Troubled debt restructuring                              601
 III.C.2           Potential problem loans                                5,631
 IV.A.1            Allowance for loan loss-- beginning
                    of period                                             1,960
 IV.A.2            Total charge-offs                                        640
 IV.A.3            Total recoveries                                         183
 IV.A.4            Allowance for loan loss-- end of period                2,353
 IV.B.1            Loan loss allowance domestic                               0
 IV.B.2            Loan loss allowance foreign                                0
 IV.B.3            Loan loss allowance unallocated                        2,353