Form 10-K
period 1997-12-31
MSB BANCORP INC /DE
filed 1998-03-31
CIK 887202

================================================================================

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

          [X] Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 1997

          [_] Transition Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
           For the transition period from ____________ to ____________

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
                                              ----   ----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of March 25, 1998, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $92,193,000.

     As of March 25, 1998, 2,844,153 shares of the Registrant's common stock were outstanding.

                      Documents Incorporated by Reference:
                                      None.

================================================================================

                                MSB BANCORP, INC.
                           ANNUAL REPORT ON FORM 10-K
                               FOR THE YEAR ENDED
                                DECEMBER 31, 1997


                                TABLE OF CONTENTS


                                     Part I

Item 1.  Business .........................................................    1
Item 2.  Properties .......................................................   35
Item 3.  Legal Proceedings ................................................   36
Item 4.  Submission of Matters to a Vote of Security Holders ..............   37

                                     Part II

Item 5.  Market for Registrants' Common Equity and
         Related Stockholder Matters ......................................   37
Item 6.  Selected Consolidated Financial Information ......................   38
Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations ..............................   41
Item 7A. Quantitive and Qualitative Disclosures About Market Risk .........   53
Item 8.  Consolidated Financial Statements and Supplementary Data .........   55
Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure ..............................   91

                                    Part III

Item 10. Directors and Executive Officers of the Registrant ...............   92
Item 11. Executive Compensation ...........................................   94
Item 12. Security Ownership of Certain Beneficial Owners and Management ...   99
Item 13. Certain Relationships and Related Transactions ...................  103

                                     Part IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K ..  104

                                     PART I

     This Annual Report on Form 10-K contains forward-looking statements, including but not limited to statements regarding, among other items (i) general economic conditions and the condition of the real estate market, (ii) the adequacy of the Company's allowance for loan and real estate losses, (iii) interest rate risk and (iv) anticipated trends in the thrift industry. Forward-looking statements are typically identified by the words "believes," "expects," "anticipates," "intends," "estimates" and similar expressions. These forward-looking statements are subject to a number of risks and uncertainties, many of which are beyond the company's control. These include, among other changes in general, economic, market and legislative and regulatory conditions, the development of an adverse interest rate environment that adversely affects the interest rate spread or other income anticipated from the Company's operations and investments and depositor and customer preferences. Actual results could differ materially from those contemplated by these forward-looking statements. There can be no assurance that the results and events contemplated by the forward-looking information contained in this Annual Report on Form 10-K will in fact transpire. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. The Company undertakes no obligation to update or revise any forward-looking statements.


ITEM 1. BUSINESS

General

     MSB Bancorp, Inc. (the "Company") is a savings and loan holding company headquartered in Goshen, New York, which was incorporated in March 1992 under the laws of the State of Delaware. The Company was organized for the purpose of serving as the holding company for MSB Bank (the "Bank"). At December 31, 1997, the Company had total assets of $765.4 million, total deposits of $673.4 million and total stockholders' equity of $74.8 million.

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

     On October 27, 1995, the Bank converted from a New York state-chartered savings bank to a federal savings bank in connection with the Bank's acquisition of certain assets and liabilities associated with seven branches of First Nationwide Bank, A Federal Savings Bank ("First Nationwide"). At such time, the Bank changed its name from Middletown Savings Bank to MSB Bank. As a consequence of the conversion of the Bank to a federal savings bank, the Company became a savings and loan holding company subject to the regulation, examination and supervision of the Office of Thrift Supervision (the "OTS"). Prior to the conversion of the Bank to a federal savings bank, the Company was a bank holding company subject to the regulation, examination and supervision of the Federal Reserve Board (the "FRB").

     On December 16, 1997, the Company announced the signing of a definitive merger agreement (the "Merger Agreement") with HUBCO, Inc. ("HUBCO"). HUBCO is a $3.0 billion bank holding company which currently owns commercial banks in New Jersey and Connecticut. See "The Merger."

     The Bank provides a broad range of banking services from its main office, which is located in Goshen, New York, and from 15 additional branch offices located in Orange, Putnam and Sullivan counties. The Bank is the largest financial institution headquartered in Orange County, New York, based on assets.

     The Bank's principal business is attracting retail deposits from the general public and investing those deposits, together with funds generated from operations, primarily in loans secured by owner-occupied one- to four-family, primary residence properties, commercial mortgage loans and short and medium-term investment grade debt securities. Revenues are derived principally from interest on the mortgage loan portfolio and interest and dividends on securities. The Bank's primary sources of funds are deposits, principal and interest payments and principal prepayments on loans, interest from securities and proceeds from the sales of securities.

The Merger

     On December 16, 1997, the Company announced the signing of the Merger Agreement by and among HUBCO, the Company and the Bank. The Merger Agreement provides for the Company to be merged with HUBCO (the "Merger"), with HUBCO as the surviving corporation. HUBCO, a bank holding company incorporated in New Jersey, is the parent corporation of Hudson United Bank, a New Jersey-based bank
(HUB), and Lafayette American Bank, a Connecticut-based bank ("Lafayette"). Prior to closing the Merger, HUBCO expects to complete its pending acquisition of Poughkeepsie Financial Corp. ("PFC") and PFC's subsidiary, Bank of the Hudson ("BTH"), a New York-based bank. HUBCO anticipates that BTH will serve as HUBCO's New York bank subsidiary and that MSB Bank will be merged into BTH following the Merger.

     Upon completion of the Merger, each share of common stock, par value $0.01 per share, of the Company ("MSB Common Stock"), other than Excluded Shares (as defined below), will be converted into a number of shares (the "Exchange Ratio") of common stock of HUBCO, no par value ("HUBCO Common Stock"). The Merger Agreement provides that the Exchange Ratio will be equal to $36.02 divided by the Median Pre-Closing Price (as defined below) of HUBCO Common Stock, provided that the Median Pre-Closing Price is between $34.97 and $37.13. ("Median Pre-Closing Price" will be determined by taking the price half-way between the closing prices of HUBCO Common Stock after discarding the four lowest and four highest closing prices during the ten-trading day period ending on the day the parties receive final federal bank regulatory approval for the Merger.) A "Minimum Exchange Ratio" of 0.97 will apply if the Median Pre-Closing Price is greater than $37.13, and a "Maximum Exchange Ratio" of 1.03 will apply if the Median Pre-Closing Price is less than $34.97. HUBCO will pay cash in lieu of issuing fractional shares. The Exchange Ratio is subject to adjustment specified in the Merger Agreement to prevent dilution. "Excluded Shares" are those shares of MSB Common Stock which are (i) held by MSB as treasury shares, or (ii) held by HUBCO or any of its subsidiaries (other than shares held as trustee or in a fiduciary capacity and shares held as collateral on or in lieu of a debt previously contracted).

     HUBCO currently holds all the outstanding shares of 8.75% Cumulative Convertible Preferred Stock, Series A, $.01 par value of the Company ("Series A Preferred Stock"). All Series A Preferred Stock held by HUBCO will be canceled in the Merger. While HUBCO does not currently anticipate transferring any of the Series A Preferred Stock, if it were to transfer any Series A Preferred Stock, the transferred shares (with certain limited exceptions) would be converted in the Merger into shares of a newly created series of HUBCO preferred stock having terms substantially identical to the Series A Preferred Stock (the "New HUBCO Preferred Stock" and, together with the HUBCO Common Stock, the "HUBCO Stock").

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

     On January 10, 1996, the Company sold 1,100,000 shares of Common Stock at $18 per share and 600,000 shares of Series A Preferred Stock to HUBCO at $21.60 per share. On February 7, 1996 the Company sold an additional 105,000 shares of Common Stock pursuant to the underwriters' exercise of their over allotment option. The issuance and sale of the shares of Common Stock and Series A Preferred Stock on January 10 and February 7 are hereinafter referred to, collectively, as the "Offering." Net proceeds from the Offering amounted to approximately $32.0 million. The purpose of the Offering was to raise a significant portion of the additional capital necessary to permit the Bank to qualify as "adequately capitalized" for regulatory capital purposes immediately following the consummation of the acquisition of the First Nationwide Branches. The Company contributed substantially all of the proceeds of the Offering to the Bank.

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

Market Area and Competition

     The Bank is a community-oriented financial institution offering a variety of financial services to meet the needs of the communities it serves. The Bank's primary deposit gathering base is concentrated in the New York counties of Orange, Putnam and Sullivan, while its current mortgage lending base extends throughout Orange, Sullivan, Putnam, Dutchess, Westchester and Ulster Counties in New York, Pike County in Pennsylvania and Sussex and Bergen Counties in New Jersey. In the past, the Bank has made multi-family residential and commercial real estate loans in New York City. However, the Bank has curtailed its lending in that area.

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

Lending Activities

     Loan Portfolio Composition. The Bank's loan portfolio consists primarily of conventional fixed-rate and adjustable-rate first mortgage loans, home equity loans, multi-family residential loans, line of credit loans, other consumer loans and commercial business loans. At December 31, 1997, the Bank's loans receivable totaled $393.5 million, of which $289.0 million, or 73.4%, were one- to four-family residential mortgage loans. Of the one- to four-family residential mortgage loans outstanding at that date, 82.1% were adjustable-rate mortgage ("ARM") loans and 17.9% were fixed rate loans. As part of the Bank's management of interest rate risk, the Bank's policy is to sell all newly originated conforming fixed-rate loans to the Federal National Mortgage Association ("FNMA"). These loans are sold to FNMA without recourse to the Bank. The Bank does not hedge this portfolio or sell loans pursuant to forward commitments. In order to maintain customer relationships, the Bank retains the servicing on the loans sold in the secondary market. At December 31, 1997, commercial real estate loans totaled $56.2 million or 14.3% of total loans receivable, and multi-family residential mortgage loans totaled $17.6 million or 4.5% of total loans receivable.

     The Bank's non-mortgage loans consist of commercial business loans and a variety of consumer loans. At December 31, 1997, commercial business loans amounted to $11.9 million or 3.0% of total loans receivable, and other consumer loans totaled $18.9 million or 4.8% of total loans receivable. The increases in loans are due to management's strategy of redeploying proceeds received in the Acquisition from the securities portfolio and into the loan portfolio. The Bank's loan portfolio provides a greater yield than the securities portfolio.

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

     The following table sets forth the composition of the Bank's loan portfolio in dollar amounts and in percentages of the respective portfolios at the dates indicated:


                                                                        At December 31,
                             ----------------------------------------------------------------------------------------------------
                                    1997                 1996                1995               1994                  1993
                             ------------------   ------------------   -----------------   -----------------   ------------------
                                        Percent              Percent             Percent             Percent              Percent
                                          of                   of                  Of                  Of                   of
                               Amount    Total      Amount    Total      Amount   Total      Amount   Total      Amount    Total
                             ---------   -----    ---------   -----    ---------  -----    ---------  -----    ---------   -----
                                                                    (dollars in thousands)
Mortgage loans:
One- to four family(1) ...   $ 288,966    73.4%   $ 257,498    75.6%   $ 222,172   78.6%   $ 189,034   81.1%   $ 145,764    78.9%

Multi-family .............      17,565     4.5       14,362     4.2       14,431    5.1       13,602    5.9       13,192     7.1
Commercial real estate ...      56,179    14.3       45,462    13.4       29,674   10.5       19,589    8.4       15,557     8.4
                             ---------   -----    ---------   -----    ---------  -----    ---------  -----    ---------   -----
  Total mortgage loans ...     362,710    92.2      317,322    93.2      266,277   94.2      222,225   95.4      174,513    94.4

Other loans:
Commercial business ......      11,893     3.0        8,756     2.6        5,686    2.0        3,099    1.3        2,855     1.6

Consumer .................      17,449     4.4       12,891     3.8        9,473    3.4        7,229    3.1        6,954     3.8

Lines of credit ..........       1,472     0.4        1,487     0.4        1,173    0.4          447    0.2          469     0.2
                             ---------   -----    ---------   -----    ---------  -----    ---------  -----    ---------   -----

   Total other loans .....      30,814     7.8       23,134     6.8       16,332    5.8       10,775    4.6       10,278     5.6
                             ---------   -----    ---------   -----    ---------  -----    ---------  -----    ---------   -----
   Total loans receivable      393,524   100.0%     340,456   100.0%     282,609  100.0%     233,000  100.0%     184,791   100.0%

Less:

Deferred loan fees .......        (712)                   5                  438                 466                 613
Allowances for loan losses       2,807                1,960                1,659               1,459               1,466
                             ---------            ---------           ----------           ---------          ----------
Loans receivable, net ....   $ 391,429            $ 338,491           $  280,512           $ 231,075          $  182,712
                             =========            =========           ==========           =========          ==========
Mortgage loan summary:
Fixed rate loans .........   $  53,632    14.8%   $  41,018    12.9%   $  28,493   10.7%   $  23,943   10.8%   $  29,570    16.9%
Adjustable-rate loans ....     309,078    85.2      276,304    87.1      237,784   89.3      198,282   89.2      144,943    83.1
                             ---------   -----    ---------   -----    ---------  -----    ---------  -----    ---------   -----
   Total mortgage loans ..   $ 362,710   100.0%   $ 317,322   100.0%   $ 266,277  100.0%   $ 222,225  100.0%   $ 174,513   100.0%
                             =========   =====    =========   =====    =========  =====    =========  =====    =========   =====

----------
(1) One- to four-family mortgage loans include first and second mortgage loans and home equity loans.

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

                                                              Year Ended December 31,
                                           --------------------------------------------------------------
                                                  1997                 1996                  1995
                                           -------------------  --------------------  -------------------
                                                                  (In thousands)
Mortgage loans (gross):
At beginning of period.................     $    317,322         $    266,277          $     222,225
Mortgage loans originated
   One- to four-family.................           74,408               77,025                 51,387
   Multi-family........................           11,155                2,206                  1,591
   Commercial real estate..............           27,579               20,758                 11,749
                                            ------------         ------------          -------------
   Total mortgage loans originated.....          113,142               99,989                 64,727
                                            ------------         ------------          -------------
Mortgage loan foreclosures.............           (2,839)              (1,044)                  (955)
Principal repayments...................          (53,856)             (36,167)               (12,614)
Mortgage loans sold....................          (13,722)             (11,015)                (5,985)
Home equity (net activity).............            2,663                 (718)                (1,121)
                                            ------------         ------------          -------------
At end of period.......................     $    362,710         $    317,322          $     266,277
                                            ============         ============          =============

   Other loans (net activity):
At beginning of period.................     $     23,134         $     16,332          $      10,775
Commercial business....................            3,137                3,070                  2,587
Consumer loans.........................            6,204                4,962                  3,863
Lines of credit........................              (15)                 314                    726
Student loans sold to Student
   Loan Marketing Association..........           (1,646)              (1,544)                (1,619)
                                            -------------        ------------          -------------
At end of period.......................     $     30,814         $     23,134          $      16,332
                                            ============         ============          =============

     Loan Maturity. The following table shows the contractual maturity of the Bank's loan portfolio at December 31, 1997. The table does not reflect scheduled principal amortization, prepayments or repricing of ARM loans. Scheduled repayments and prepayments on mortgage loans (excluding home equity lines of credit) totaled $53.9 million, $36.2 million and $12.6 million for the years ended December 31, 1997, 1996, and 1995, respectively.

                                                               At December 31, 1997
                                    -------------------------------------------------------------------------
                                      One- to                                                         Total
                                       Four-          Multi-       Commercial         Other           Loans
                                      Family          Family       Real Estate        Loans        Receivable
                                    ----------      ----------    ----------       ----------      ----------
                                                                  (In thousands)
Contractual maturity:
  Within 1 year................     $   12,606      $      299    $    3,520       $    5,278      $   21,703
  After 1 year:
     1 to 3 years..............          1,305              29         2,990           11,625          15,949
     3 to 5 years..............          6,422           1,357         8,522           11,575          27,876
     5 to 10 years.............         41,852           2,683        15,265            1,973          61,773
     Over 10 years.............        226,781          13,197        25,882              363         266,223
                                    ----------      ----------    ----------       ----------      ----------
     Total due after one year..     $  276,360      $   17,266    $   52,659       $   25,536         371,821
                                    ----------      ----------    ----------       ----------      ----------
  Total amounts due............     $  288,966      $   17,565    $   56,179       $   30,814         393,524
                                    ==========      ==========    ==========       ==========
Less:
  Deferred loan fees, net......                                                                          (712)
  Allowance for loan losses....                                                                         2,807
                                                                                                   ----------
  Loans receivable, net........                                                                    $  391,429
                                                                                                   ==========

     The following table sets forth at December 31, 1997, the dollar amount of all loans contractually due after December 31, 1998, and whether such loans have fixed or adjustable interest rates.

                                                    Due After December 31, 1998
                                                    ---------------------------
                                                    Fixed   Adjustable    Total
                                                    ---------------------------
                                                          (In thousands)
Mortgage loans:
  One- to four-family .........................   $ 52,174   $224,186   $276,360
  Multi-family and commercial real estate .....         93     69,832     69,925
Other loans ...................................     23,328      2,208     25,536
                                                  --------   --------   --------
Total loans receivable ........................   $ 75,595   $296,226   $371,821
                                                  ========   ========   ========

     One- to Four-Family Mortgage Loans. The Bank offers first mortgage loans secured by one- to four-family residences, including townhouse and condominium units, in its primary lending area. Loan originations are generally obtained from existing or past customers and members of the local communities located in the Bank's primary market area. The Bank originates ARM loans primarily for its portfolio. The Bank also originates fixed rate mortgage loans which are sold to FNMA generally within 15 days of their origination. See "-- Lending Activities -- Loan Portfolio Composition."

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

     Since the early 1980s, the Bank has emphasized the origination of ARM loans secured primarily by owner-occupied residences for retention in its portfolio. At December 31, 1997, 82.1% of the Bank's one- to four-family residential mortgage loans consisted of such ARM loans. ARM loans are made for terms of 10 to 30 years. The Bank offers an ARM loan secured by owner-occupied residences which may be originated in amounts up to $600,000, with a loan to value ratio of up to 95% of the appraised value of the property securing the loan, provided that private mortgage insurance is obtained on loan amounts in excess of 85% of such appraised value. The Bank originates primarily two types of ARM loans. The first ARM loan has a fixed rate for 5 years at which time the interest rate begins to adjust every year. The Bank's other ARM loan product has an interest rate which adjust every year, based upon a spread above the one-year U.S. Treasury Securities Index, adjusted to constant maturity. The Bank's ARM loans are subject to limitations on interest rate increases of 2.0% per adjustment period and up to an aggregate of 6.0% over the life of the loan. The one-year ARM loan is originated at an introductory rate which is less than the fully-indexed interest rate. The introductory rate remains in effect for one year. The Bank also offers variable rate loans secured by non-owner-occupied properties, which adjust based upon a spread above either the prime rate or the one-year U.S. Treasury Securities Index, adjusted to constant maturity. These loans are made in amounts of up to $600,000 and for terms of up to 25 years. The Bank makes such loans up to 70% of the appraised value of the secured property. For the year ended December 31, 1997, the Bank originated $60.3 million of one- to four-family residential ARM loans.

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

     The Bank's fixed-rate mortgage loans are currently originated with terms of 15 or 30 years. Fixed-rate mortgage loans are offered only on owner-occupied residences. Interest rates charged on fixed-rate loans are competitively priced on a regular basis based on market conditions. The Bank originates fixed-rate loans with loan to value ratios of up to 95% of the appraised value of the property securing the loan, provided that private mortgage insurance is obtained on loan amounts in excess of 80% of such appraised value. The Bank generally originates its fixed-rate mortgage loans in accordance with FNMA standards. For the year ended December 31, 1997, the Bank originated $14.1 million of fixed-rate one- to four-family residential mortgage loans.

     The Bank also originates home equity loans and home equity lines of credit, which are secured by one- to four-family, owner-occupied primary residences. These loans are originated as either fixed-rate loans or variable-rate loans with interest rates equal to the published prime rate, subject to a lifetime cap of 14.9%. Borrowers are qualified for home equity loans based on the maximum lifetime rate. Home equity loans and lines of credit are originated with loan to value ratios of up to 80% of the appraised value of the property securing the loan, less existing liens. Home equity loans and lines of credit are made in amounts of up to $100,000. Home equity lines of credit are made for terms of 30 years and allow the borrower to draw on the line for a period of 15 years. Interest only payments are due during the first 15 years of the line with principal amortization thereafter on a 15 year basis. At December 31, 1997, home equity loans and lines of credit totaled $12.3 million or 3.1% of total loans receivable.

     Multi-Family Lending. The Bank originates adjustable-rate multi-family loans and, in the past, had originated fixed-rate multi-family loans in its primary lending areas and in New York City. Since October 1990, the Bank has not originated loans to new customers secured by multi-family properties located outside its primary lending area. At December 31, 1997, multi-family loans totaling $3.5 million, or 20.0% of total multi-family loans, were secured by properties located in New York City, and multi-family loans totaling $14.1 million, or 80.0% of total multi-family loans, were secured by properties located in the Bank's primary lending area. Multi-family loans are originated with loan to value ratios of up to 75% of the appraised value of the property securing the loan, based on an independent appraisal. In making such loans, the Bank bases its underwriting decision primarily on the net operating income generated by the real estate to support the debt service. The Bank also considers the financial resources and income level of the borrower if the property is owner-occupied, the borrower's experience in owning or managing similar property types, the marketability of the property and the Bank's lending experience with the borrower. Loans secured by properties experiencing high vacancy rates are qualified solely on the basis of the borrower's income and financial resources.

     The largest multi-family loan at December 31, 1997 had an outstanding balance of $4.1 million and is secured by an apartment building located in the Bank's primary lending area. This loan was current as to the payment of principal and interest as of December 31, 1997. The Bank's second largest multi-family loan had an outstanding balance of $2.4 million at December 31, 1997, and is secured by an apartment building located in the Bank's primary lending area. At December 31, 1997, this loan was current as to the payment of principal and interest.

     Commercial Real Estate Lending. Loans secured by commercial real estate totaled $56.2 million, or 14.3% of the Bank's total loans receivable, at December 31, 1997. Commercial real estate loans are generally originated with loan to value ratios of up to 80% of the appraised value of the property securing the loan. Such appraised value is determined by an independent appraiser previously approved by the Bank. The Bank also obtains personal guarantees on commercial real estate loans when it is able to do so. The Bank currently originates commercial real estate loans with adjustable rates based on a spread above either the published prime rate or a U.S. Treasury Securities Index, adjusted to constant maturity and typically with maturities of three to five years which generally require principal payments based on a 15-year amortization period. The Bank's commercial real estate loans are permanent loans secured by improved property located in the Bank's primary lending area, such as small office buildings, retail stores and other non-residential buildings.

     The largest commercial real estate loan at December 31, 1997 had an outstanding balance of $6.1 million and is secured by a golf course. The second largest commercial real estate loan had an outstanding balance of $3.7 million and is secured by warehouse and office building in an industrial park. Both loans were current as to the payment of principal and interest at December 31, 1997.

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

     Commercial Business Lending. The Bank makes commercial business loans to businesses located in the Bank's primary market area. At December 31, 1997, commercial business loans totaled $11.9 million or 3.0% of total loans receivable. Commercial business loans include short-term (90 days or less) loans, commercial lines of credit, installment loans and medium term (up to 10 years) loans. Commercial business loans may be unsecured or secured by inventory, accounts receivable or vehicles. Commercial business loans carry adjustable interest rates based on a spread above the published prime rate. Personal guarantees are obtained on loans to closely held companies. The largest commercial business loan at December 31, 1997 had an outstanding balance of $2.2 million and was current as to the payment of principal and interest at such date.

     Consumer Lending. Consumer loans, which amounted to $18.9 million, or 4.8% of total loans receivable at December 31, 1997, consist primarily of line of credit loans, education loans, home improvement loans and unsecured personal loans.

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

     Concentrations. At December 31, 1997, the largest aggregate amount of loans outstanding to any one borrower and affiliates consisted of a commercial real estate loans totaling $6.1 million secured by a golf course. This loan is also the Bank's largest commercial real estate loan. The loan to this borrower did not exceed the Bank's "loans to one borrower" limitation at December 31, 1997, of $6.8 million. See "Regulation -- Regulation of Federal Savings Associations -- Loans to One Borrower." At December 31, 1997, this loan was current.

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

     The Loan Policy and Review Committee generally meets monthly to review loan charge-offs, delinquency reports, criticized loan reports, loan work-outs, purchase offers on real estate owned ("ORE") and the status of other ORE properties.

     The following table sets forth information regarding non-accrual loans, loans which are 90 days or more delinquent but on which the Bank is accruing interest and foreclosed real estate at the dates indicated. The Bank generally discontinues accruing interest on delinquent loans 90 days or more past due, at which time all accrued but uncollected interest is reversed.

                                                                                          At December 31,
                                                                 ------------------------------------------------------------------
                                                                  1997           1996           1995           1994           1993
                                                                 ------         ------         ------         ------         ------
                                                                                       (Dollars in thousands)
Non-performing loans (loans
    delinquent 90 days or more):
  Loans in non-accrual status:
  One- to four-family ...................................        $3,005         $3,364         $2,343         $1,507         $  990
  Multi-family ..........................................           294             69             69             62             --
  Commercial real estate ................................            --          1,125            488            182            110
                                                                 ------         ------         ------         ------         ------
     Total mortgage loans ...............................         3,299          4,558          2,900          1,751          1,100
  Other loans ...........................................           189            217             61             15             52
                                                                 ------         ------         ------         ------         ------
     Total non-accrual ..................................         3,488          4,775          2,961          1,766          1,152
                                                                 ------         ------         ------         ------         ------
  Loans delinquent 90 days or more and in
   accrual status:
  Mortgage loans ........................................            --             --             --             --              1
  Other loans ...........................................            --             --             --             --              5
                                                                 ------         ------         ------         ------         ------
     Total ..............................................            --             --             --             --              6
                                                                 ------         ------         ------         ------         ------
Total non-performing loans ..............................         3,488          4,775          2,961          1,766          1,158
Foreclosed real estate ..................................         2,443            915            806            716          1,301
                                                                 ------         ------         ------         ------         ------
Total non-performing assets .............................         5,931         $5,690         $3,767         $2,482         $2,459
                                                                 ======         ======         ======         ======         ======
Ratio of non-performing loans to total loans ............          0.89%          1.40%          1.05%          0.76%          0.63%
Ratio of non-performing assets to total assets ..........          0.77%          0.69%          0.83%          0.61%          0.60%

     The loans in the above table have been considered in connection with the Company's overall assessment of the adequacy of its allowance for loan losses. However, there can be no assurance that the Company will not have to establish additional loss provisions for these loans in the future.

     Classification of Assets. Federal regulations and the Company's policy require that the Company utilize an internal asset classification system as a means of reporting problem and potential problem assets. The Company has incorporated the OTS internal asset classifications as a part of its credit monitoring system. The Company currently classifies problem and potential problem assets as "Substandard," "Doubtful" or "Loss" assets. An asset is considered "Substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the insured institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as "Doubtful" have all the weaknesses inherent in those classified "Substandard" with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions, and values, "highly questionable and improbable."

     If non-accrual loans had continued to realize interest in accordance with their contractual terms, approximately $313,000, $413,000 and $134,000 of interest income would have been realized for the years ended December 31, 1997, 1996 and 1995, respectively.

     The following table sets forth information with respect to the classified assets of the Company at December 31, 1997.

                                                     December 31, 1997
                                            ------------------------------------
                                            Substandard    Doubtful       Total
                                            -----------    --------      -------
                                                       (In thousands)
Real estate loans:
   One-to-four family ...................      $ 3,201      $    --      $ 3,201
   Multifamily ..........................        1,990          114        2,104
   Commercial and land ..................        4,012          336        4,348
                                               -------      -------      -------
Total classified real estate loans ......        9,203          450        9,653
Other loans .............................          464           --          464
                                               -------      -------      -------
Total classified loans ..................      $ 9,667      $   450      $10,117
                                               =======      =======      =======


     Pursuant to Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan," the Company recognizes impairment on troubled collateral dependent loans by creating a specific valuation allowance. Impaired loans totaled $6.9 million and $2.4 million, at December 31, 1997 and 1996 respectively. At December 31, 1997, and 1996, the specific valuation allowance totaled $925,000 and none, respectively. Impaired loans consisted of $6.4 million and $1.2 million of loans that are potential problem loans at December 31, 1997 and 1996, respectively, and $424,000 and $1.2 million of non-performing loans at those same respective dates.

     These assets have been considered in connection with the Company's overall assessment of the adequacy of its allowance for loan losses; however, there can be no assurance that the Company will not establish additional loss provisions for these assets in the future.

     Foreclosed Assets. At December 31, 1997, foreclosed real estate totaled $2.4 million and consisted primarily of one- to four-family properties. During 1997, the Bank charged off $188,000 relating to foreclosed properties.

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

     The following table sets forth an analysis of the Bank's allowance for loan losses for the periods indicated:

                                                                                              Three Months
                                                      Year Ended December 31,                    Ended       Year Ended
                                    -------------------------------------------------------   December 31,  September 30,
                                         1997           1996          1995           1994          1993          1993
                                    -------------  ------------  -------------  -----------   ------------  -------------
                                                                   (Dollars in thousands)
Balance at beginning of period....    $ 1,960        $ 1,659       $ 1,459        $  1,466      $ 1,437       $ 1,209
Provision for loan losses.........      1,565          1,400           483             119           38           527
Loans charged off:
  Mortgage loans..................        523            634           234              28           --            71
  Other...........................        384            485            73             105           12           300
                                      -------        -------       -------        --------      -------       -------
     Total loans charged off......        907          1,119           307             133           12           371
                                      -------        -------       -------        --------      -------       -------
Recoveries:
  Mortgage loans..................        148              1             2              --           --             2
  Other...........................         41             19            22               7            3            70
                                      -------        -------       -------        --------      -------       -------
     Total recoveries.............        189             20            24               7            3            72
                                    ---------        -------       -------        --------      -------       -------
Charge-offs net of recoveries.....        718          1,099           283             126            9           299
                                    ---------        -------       -------        --------      -------       -------
Balance at end of period..........    $ 2,807        $ 1,960       $ 1,659        $  1,459      $ 1,466       $ 1,437
                                    =========        =======       =======        ========      =======       =======
At end of period allocated to:
  Mortgage loans..................    $ 2,374        $ 1,556       $ 1,328        $  1,262      $ 1,318       $ 1,308
  Other...........................        433            404           331             197          148           129
Ratio of net charge-offs during
   the period to average loans
   outstanding during the period..       0.20%          0.36%         0.11%           0.06%        0.01%         0.18%
Ratio of allowance for loan
   losses to net loans receivable
   at the end of the period.......       0.72           0.58          0.59            0.63         0.80          0.83
Ratio of allowance for loan
   losses to total non-performing
   assets at the end of the period      47.33          34.45         44.04           58.78        59.62         60.51
Ratio of allowance for loan
   losses to non-performing loans
   at the end of the
   period.........................      80.48          41.05         56.03           82.62       126.60        146.93

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

                                                              At December,                                         At September 30,
                         ---------------------------------------------------------------------------------------- -----------------
                              1997              1996              1995              1994              1993              1993
                         ---------------------------------------------------------------------------------------- -----------------
                               Percentage        Percentage        Percentage        Percentage        Percentage        Percentage
                                of Loans          of Loans          of Loans          of Loans          of Loans          of Loans
                                   in                in                in                in                in                in
                                Category          Category          Category          Category          Category          Category
                                to Total          to Total          to Total          to Total          to Total          to Total
                         Amount   Loans    Amount   Loans    Amount   Loans    Amount   Loans    Amount   Loans    Amount   Loans
                         ------   -----    ------   -----    ------   -----    ------   -----    ------   -----    ------   -----
                                                                    (Dollars in thousands)
Mortgage loans:
  One- to
    four-family........  $1,100    73.4%   $  779    75.6%   $  713    78.6%   $  921    81.1%   $  730    78.9%   $  548    79.2%
  Multi-family ........     111     4.5        26     4.2       167     5.1       217     5.9       280     7.1       520     7.4
  Commercial real
    Estate ............   1,163    14.3       751    13.4       448    10.5       124     8.4       308     8.4       240     8.4
                         ------   -----    ------   -----    ------   -----    ------   -----    ------   -----    ------   -----
    Total mortgage
       Loans ..........   2,374    92.2     1,556    93.2     1,328    94.2     1,262    95.4     1,318    94.4     1,308    95.0
                         ------   -----    ------   -----    ------   -----    ------   -----    ------   -----    ------   -----
Other loans:
  Commercial ..........     196     3.0       166     2.6       114     2.0        60     1.3        50     1.6        37     1.2
  Consumer ............     237     4.8       238     4.2       217     3.8       137     3.3        98     4.0        92     3.8
                         ------   -----    ------   -----    ------   -----    ------   -----    ------   -----    ------   -----
    Total other loans..     433     7.8       404     6.8       331     5.8       197     4.6       148     5.6       129     5.0
                         ------   -----    ------   -----    ------   -----    ------   -----    ------   -----    ------   -----
    Total .............  $2,807   100.0%   $1,960   100.0%   $1,659   100.0%   $1,459   100.0%   $1,466   100.0%   $1,437   100.0%
                         ======   =====    ======   =====    ======   =====    ======   =====    ======   =====    ======   =====

     The following is a summary of charge-offs and recoveries by loan type:

                                                                                      Three Months
                                              Year Ended December 31,                     Ended        Year Ended
                             -------------------------------------------------------   December 31,    September 30,
                                  1997          1996          1995           1994          1993             1993
                             ------------- ------------- -------------  ------------ -------------    --------------
                                                                 (In thousands)
Charge-offs:
  Mortgage loans:
    One- to four-family.....   $     523     $     528     $     28       $     28        $    --       $     71
    Multi-family............          --            29          185             --             --             --
    Commercial real estate..          --            77           21             --             --             --
                               ---------     ---------     --------       --------        -------       --------
      Total.................         523           634          234             28             --             71
                               ---------     ---------     --------       --------        -------       --------
  Other loans:
    Credit cards............          --            --           --             --             --            267
    Commercial business.....          91           348           36             50              7             13
    Consumer................         293           137           37             55              5             20
                               ---------     ---------     --------       --------        -------       --------
                                     384           485           73            105             12            300
                               ---------     ---------     --------       --------        -------       --------
      Total charge-offs.....         907         1,119          307            133             12            371
                               ---------     ---------     --------       --------        -------       --------

Recoveries:
  Mortgage loans:
    One- to four-family.....           8             1            2             --             --              2
    Multi-family............          --            --           --             --             --             --
    Commercial real estate..         140            --           --             --             --             --
                               ---------     ---------     --------       --------        -------       --------
      Total.................         148             1            2             --             --              2
                               ---------     ---------     --------       --------        -------       --------
  Other loans:
    Credit cards............          --            --           --             --             --             39
    Commercial business.....           9             8            8             --             --              7
    Consumer................          32            11           14              7              3             24
                               ---------     ---------     --------       --------        -------       --------
      Total.................          41            19           22              7              3             70
                               ---------     ---------     --------       --------        -------       --------

      Total recoveries......         189            20           24              7              3             72
                               ---------     ---------     --------       --------        -------       --------

      Net charge-offs.......   $     718     $   1,099     $    283       $    126        $     9       $    299
                               =========     =========     ========       ========        =======       ========

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

     Collateralized Mortgage Obligations ("CMOs") are typically issued by a special-purpose entity, which may be organized in a variety of legal forms, such as a trust, a corporation or a partnership. The entity aggregates pools of pass-through securities, which are used to collateralize the CMO. Once combined, the cash flows are divided into "tranches" or "classes" of individual bonds, thereby creating more predictable average duration for each bond than the underlying pass-through pools. Accordingly, under the CMO structure, all principal pay-downs from the various mortgage pools are allocated to a CMO's first class until it has been paid off, then to a second class until such class has been paid off and then to the next classes. At December 31, 1997, the mortgage-backed securities portfolio had an estimated average life of 2.6 years. If the yield curve were to shift 300 basis points immediately, the average life of these securities would extend to
5.0 years. The loans underlying the mortgage-backed securities are either guaranteed by the Federal Home Loan Mortgage Corporation, the Federal National Mortgage Association or are private issue mortgage-backed securities which are virtually all rated AAA by nationally recognized rating services.

     Mortgage-backed securities available for sale are summarized as follows:

                                                                      At December 31,
                                    -----------------------------------------------------------------------------
                                               1997                        1996                      1995
                                    -----------------------      ----------------------     ---------------------
                                    Amortized        Fair        Amortized       Fair       Amortized      Fair
                                      Cost           Value         Cost          Value        Cost         Value
                                    --------       --------      --------      --------     --------     --------
                                                                    (In thousands)
 Collateralized mortgage
      obligations:
   Federal Home Loan Mortgage
      Corporation...............    $ 32,509       $ 32,347      $106,832      $105,577     $ 14,757     $ 14,682
   Federal National Mortgage
      Association...............      48,491         48,211        37,045        36,234       19,545       19,454
   Other collateralized
      mortgage obligations......     140,400        140,193       163,321       159,747        3,215        3,183
 Mortgage pass-throughs.........       4,971          4,929        22,672        21,870       12,440       12,456
                                    --------       --------      --------      --------     --------     --------
   Total........................    $226,371       $225,680      $329,870      $323,428     $ 49,957     $ 49,775
                                    ========       ========      ========      ========     ========     ========


     The following table sets forth activities in the Bank's mortgage-backed securities portfolios for the periods indicated:

                                                     Year Ended December 31,
                                              ----------------------------------
                                                 1997         1996        1995
                                              ---------    ---------   ---------
                                                        (In thousands)
Purchases of mortgage-backed securities ...   $  53,590    $ 386,330   $  29,988
Sales of mortgage-backed securities .......     128,524       88,554      20,063
Repayments on mortgage-backed securities ..      27,408       16,775       8,930
Amortization of premiums ..................       1,157        1,088         101
                                              ---------    ---------   ---------
Net increases (decreases) in
   mortgage-backed securities, gross ......   $(103,499)   $ 279,913   $     894
                                              =========    =========   =========

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

    The following table sets forth the amortized cost and market values of securities available for sale at the dates indicated:

                                                                     At December 31,
                                          ------------------------------------------------------------------------
                                                  1997                     1996                    1995
                                          --------------------     ---------------------   -----------------------
                                          Amortized    Fair        Amortized      Fair     Amortized      Fair
                                            Cost       Value         Cost         Value      Cost         Value
                                          --------    --------     ---------     -------   ----------    ---------
                                                                     (In thousands)
Debt securities:
U.S.  Treasury securities............     $ 13,082    $ 13,011     $  10,113   $   9,795   $   14,495    $  14,467
U.S.  Government agencies............       36,000      35,763        36,000      35,093       35,266       35,167
Industrial and financial bonds.......           --          --            --          --       13,274       13,307
Other investment grade debt securities       1,101       1,114         2,111       2,074        9,204        9,299
                                          --------    --------     ---------     -------   ----------    ---------
   Total debt securities.............       50,183      49,888        48,224      46,962       72,239       72,240
                                          --------    --------     ---------     -------   ----------    ---------
Equity securities:
Mutual funds.........................        1,234       1,173         1,221       1,129        1,146        1,114
Corporate equity securities..........        3,002       3,021         2,586       2,594        2,225        2,226
                                          --------    --------     ---------     -------   ----------    ---------

   Total equity securities...........        4,236       4,194         3,807       3,723        3,371        3,340
                                          --------    --------     ---------     -------   ----------    ---------
  Total debt and equity securities
   available for sale................     $ 54,419    $ 54,082     $  52,031     $50,685   $   75,610    $  75,580
                                          ========    ========     =========     =======   ==========    =========

     The following table sets forth certain information regarding the carrying value, weighted average yields and maturities of the Bank's debt securities available for sale at December 31, 1997:

                 One Year or Less   One to Five Years   Five to Ten Years   More than Ten Years               Total Securities
                ------------------- ------------------  ------------------  -------------------           -------------------------
                           Weighted          Weighted            Weighted            Weighted   Remaining                   Weighted
                Carrying    Average Carrying  Average   Carrying  Average   Carrying  Average   Years to  Carrying   Market  Average
                  Value      Yield    Value    Yield      Value    Yield      Value    Yield    Maturity    Value     Value   Yield
                --------   -------- -------- ---------  -------- ---------  -------- ---------  --------- --------- ------- -------
                                                                (Dollars in thousands)
U.S.  Treasury
securities.....   $ 5,001     5.13%   $ 2,987     5.88%   $  5,094    5.75%   $    --       --%   2.75    $13,082   $13,011    6.20%

U.S. Government
  Securities...     4,000     4.76      7,000     4.84          --      --     25,000     7.27     4.0     36,000    35,763    6.52

Other investment
grade Securities.     100     4.38        586     4.32         415    4.52         --       --    4.92      1,101     1,114    4.40
                  -------     ----    -------     ----    --------    ----    -------     ----            -------   -------    ----

 Total.........   $ 9,101     4.96%   $10,573     5.10%   $  5,509    5.66%   $25,000     7.27%           $50,183   $49,888    6.39%
                  =======             =======             ========            =======                     =======   =======

     There were no investment securities (exclusive of obligations of the U.S. Government and federal agencies) issued by any one entity with a total carrying value in excess of 10% of retained earnings at December 31, 1997.

Sources of Funds

     General. Deposits, repayments of loans and mortgage-backed securities, maturities of securities and securities sales are the primary sources of the Bank's funds for use in lending, investing and for other general purposes. Borrowings totaled $55,000 at December 31, 1997 and consisted of repurchase agreements used to secure customer sweep accounts. In the event that the Bank is not able to generate sufficient funds from its customer base, it has available unused lines of credit totaling $40.6 million from the Federal Home Loan Bank ("FHLB") of New York.

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

     The following table presents the deposit activity of the Bank for the periods indicated:

                                                       Year Ended December 31,
                                         ---------------------------------------------------
                                             1997               1996                 1995
                                         -----------        -----------          -----------
                                                            (In thousands)
Deposits............................     $ 1,894,548        $ 2,232,851          $ 2,570,384
Withdrawals.........................       1,985,930          1,916,344            2,550,102
                                         -----------        -----------          -----------
Net change in deposits..............         (91,382)           316,507 (1)           20,282 (2)
Interest credited on deposits.......          28,653             30,710               13,742
                                         -----------        -----------          -----------
Total increase (decrease)
  in deposits.......................     $    62,729        $   347,217          $    34,024
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


                                                            At December 31,
                         ----------------------------------------------------------------------------------------
                                    1997                          1996                           1995
                         ---------------------------   ---------------------------    ---------------------------
                                            Weighted                     Weighted                        Weighted
                                   Percent   Average             Percent  Average               Percent   Average
                                  of Total   Nominal            of Total  Nominal              of Total   Nominal
                         Amount   Deposits    Rate     Amount   Deposits   Rate       Amount   Deposits    Rate
                         ------   --------  --------   ------   -------- ---------    ------   --------  --------
                                                         (Dollars in thousands)
    Demand accounts:
      Savings
      accounts.......  $198,779      29.5%    3.27%  $193,702      26.3%    3.28%   $128,696      33.1%     3.00%
      NOW accounts...    40,190       6.0     1.88     39,242       5.3     2.00      16,833       4.3      2.00
      Checking
      accounts.......    51,961       7.7       --     47,441       6.5       --      37,290       9.6        --
                       --------     -----            --------     -----             --------     -----

        Total........   290,930      43.2             280,385      38.1              182,819      47.0

    Money market
    accounts.........    52,594       7.8     4.11     52,004       7.1     4.25      44,353      11.4      3.21

    Time deposits:
      Within 1 year..   233,137      34.6     5.08    293,472      39.9     5.21     117,374      30.2      5.34
      Due 1 year to
      3 years........    56,317       8.4     5.85     51,568       7.0     5.44      25,772       6.6      5.62
      Over 3 years...    12,446       1.8     5.32     25,027       3.4     6.08       7,342       1.9      5.92
      $100,000 or
      more...........    28,008       4.2     5.31     33,705       4.5     5.45      11,284       2.9      5.47
                       --------     -----            --------     -----             --------     -----
        Total........   329,908      49.0     5.24    403,772      54.8     5.31     161,772      41.6      5.42
                       --------     -----            --------     -----             --------     -----
        Total
        deposits.....  $673,432     100.0%    3.96%  $736,161     100.0%    4.18%   $388,944     100.0%     3.70%
                       ========     =====            ========     =====             ========     =====


     At December 31, 1997, the Bank had outstanding $28.0 million in time deposits in amounts of $100,000 or more maturing as follows:


Maturity Period                                                     Amount
---------------                                                     ------
                                                               (In thousands)
Three months or less.......................................     $     7,031
Over three through six months..............................           6,334
Over six through 12 months.................................           7,220
Over 12 months.............................................           7,423
                                                                -----------
  Total....................................................     $    28,008
                                                                 ==========

     The following table presents by various rate categories the amount of time deposits outstanding at the dates indicated:

                                                    At December 31,
                                      ------------------------------------------
Interest Rate Range                     1997             1996             1995
-------------------                   --------         --------         --------
                                                    (In thousands)
3.00% to 3.99% ..............         $     20         $  2,867         $  2,341
4.00% to 4.99% ..............           73,869          127,307           46,698
5.00% to 5.99% ..............          229,123          219,088           66,160
6.00% to 6.99% ..............           19,481           45,342           46,488
7.00% to 7.99% ..............            7,363            9,117               85
8.00% to 8.99% ..............               52               51               --
                                      --------         --------         --------
    Total ...................         $329,908         $403,772         $161,772
                                      ========         ========         ========

Borrowings

     Borrowings totaled $55,000 at December 31, 1997 and consisted of repurchase agreements used to secure customer sweep accounts. During 1996, the Bank utilized borrowings to provide liquidity rather than sell securities which would have resulted in a loss due to market conditions. During the fourth quarter of 1996, market conditions improved and the Bank decided to sell securities to repay borrowings and provide liquidity. The Bank may obtain advances from the FHLB as an alternative to retail deposit funds or repurchase agreements and may do so in the future as part of its operating strategy. FHLB advances may also be used to acquire certain other assets as may be deemed appropriate for investment purposes. These advances would be collateralized primarily by certain of the Bank's mortgage loans and mortgage-backed securities and secondarily by the Bank's investment in capital stock of the FHLB. See "Regulation -- Regulation of Federal Savings Associations -- Federal Home Loan Bank System." Such advances may be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the FHLB will advance to member institutions, including the Bank, fluctuates from time to time in accordance with the policies of the OTS and the FHLB. At December 31, 1997, the maximum amount of FHLB advances available to the Bank was $40.6 million, based on the Bank's current investment in FHLB stock.

Subsidiary Activities

     MSB Financial Services, Inc. ("MSBFS"), a wholly-owned subsidiary of the Bank, offers a full range of investment and insurance products and services. During 1997, MSBFS began offering trust services and also began doing business as a broker-dealer under the name MSB Investment Services.

     The Company organized a wholly-owned subsidiary corporation, MSB Travel, in January 1996, to offer travel services to the Bank's customers. During 1996, MSB Travel acquired the travel business of a travel agency located in Middletown, New York.

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

Personnel

     At December 31, 1997, the Bank had 185 full-time employees and 71 part-time employees. On a full time equivalent basis, the bank had 214 employees. The employees are not represented by a collective bargaining unit, and the Bank considers its relationship with its employees to be good.

                           FEDERAL AND STATE TAXATION

Federal Taxation

     General. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Bank.

     The Company has in the past filed a consolidated federal tax return with its subsidiaries MSB and Travel. Generally, the Bank is subject to a maximum federal tax rate of 34 percent.

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

     Under the 1996 Act, the PTI Method was repealed and the Bank, as a "large bank" (one with assets having an adjusted basis of more than $500 million), may no longer make additions to its tax bad debt reserve and is permitted to deduct bad debts only as they occur and is required to recapture (i.e., take into income) over a six-year period, beginning with the Bank's taxable year beginning January 1, 1996, the excess of the balance of its bad debt reserves (other than the supplemental reserve) as of December 31, 1995, over the balance of such reserves as of December 31, 1987. However, under the 1996 Act, such recapture requirements was suspended for each of the two successive taxable years beginning January 1, 1996, in which the Bank originated a minimum amount of certain residential loans during such years that was not less than the average of the principal amounts of such loans made by the Bank during its six taxable years preceding January 1, 1996. Thus the Bank will begin such bad debt reserve recapture in its current taxable year. The New York State tax law has been amended to prevent a similar recapture of the Bank's New York State tax liability. The Bank had previously provided for this liability in the financial statements.

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

                                   REGULATION

General

     As a federal savings bank, the Bank is subject to regulation, examination and supervision by the Office of Thrift Supervision ("OTS") and is subject to the back-up examination and supervision of the Federal Deposit Insurance Corporation ("FDIC") as the Bank's deposit insurer. The Bank is a member of the Bank Insurance Fund ("BIF"), and its deposit accounts are insured up to applicable limits by the FDIC. The Bank pays deposit insurance assessments to both the BIF and the Savings Association Insurance Fund ("SAIF"). The Bank is also a member of the FHLB of New York. The Bank must file reports with the OTS and the FDIC concerning its activities and financial condition, and it must obtain regulatory approvals prior to entering into certain transactions, such as mergers with, or acquisitions of, other depository institutions. The OTS and the FDIC conduct periodic examinations to assess the Bank's compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which a savings association can engage and is intended primarily for the protection of the insurance fund and depositors. The Company, as a savings and loan holding company, files certain reports with, and otherwise complies with, the rules and regulations of the OTS and of the Commission under the federal securities laws.

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

     As a unitary savings and loan holding company, the Company generally is not restricted under existing laws as to the types of business activities in which it may engage, provided that the Bank continues to satisfy the qualified thrift lender ("QTL") test. See "- Regulation of Federal Savings Associations QTL Test" for a discussion of the QTL requirements. Upon any non-supervisory acquisition by the Company of another savings association or savings bank that meets the QTL test, that is deemed to be a savings association by the OTS and that will held as a separate subsidiary, the Company would become a multiple savings and loan holding company and would be subject to limitations on the types of business activities in which it could engage. HOLA limits the activities of a multiple savings and loan holding company and its non-insured association subsidiaries primarily to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, as amended ("BHC Act"), subject to the prior approval of the OTS, and to other activities authorized by OTS regulation.

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

     Transactions between the Bank and the Company and its other subsidiaries would be subject to various conditions and limitations. See "- Regulation of Federal Savings Associations - Transactions with Related Parties." The Bank would have to give 30-days written notice to the OTS prior to any declaration of the payment of any dividends or other capital distributions to the Company. See "- Regulation of Federal Savings Associations - Limitation on Capital Distributions."

Regulation of Federal Savings Associations

     Business Activities. The activities of federally chartered savings associations are governed by HOLA, as amended and, in certain respects, by the Federal Deposit Insurance Act (the "FDI Act"). The Bank derives its lending and investment powers from the HOLA, and the regulations of the OTS thereunder. Under these laws and regulations, the Bank may invest in mortgage loans secured by residential and commercial real estate, commercial and consumer loans, certain types of debt securities, and certain other assets. The Bank may also establish service corporations that may engage in activities not otherwise permissible for the Bank, including certain real estate equity investments and securities and insurance brokerage. These investment powers are subject to various limitations, including: (i) a prohibition against the acquisition of any corporate debt security that is not rated in one of the four highest rating categories; (ii) a limit of 400% of an association's capital on the aggregate amount of loans secured by nonresidential real estate property; (iii) a limit of 20% of an association's assets on the aggregate amount of commercial loans, with the amount of commercial loans in excess of 20% of assets being limited to small business loans, with the amount of commercial loans in excess of 10% of assets being limited to small business loans; (iv) a limit of 35% of an association's assets on the aggregate amount of consumer loans and acquisitions of certain debt securities; (v) a limit of 5.0% of assets on the aggregate amount of non-conforming loans (loans in excess of the specific limitations of HOLA); and
(vi) a limit of the greater of 5.0% of assets or an association's capital on the aggregate amount of certain construction loans made for the purpose of financing what is or is expected to become residential property.

     Loans to One Borrower. Under HOLA, savings associations are generally subject to the same limits on loans to one borrower as are imposed on national banks. Generally, under these limits, a savings association may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of the association's unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if such loan or extension of credit is fully secured by readily-marketable collateral. Such collateral is defined to include certain debt and equity securities and bullion, but generally does not include real estate. At December 31, 1997, the Bank's limit on loans to one borrower was $6.8 million. At December 31, 1997, the Bank's largest aggregate amount of loans to one borrower was $6.1 million, and the second largest borrower had an aggregate balance of $5.9 million.

     QTL Test. HOLA requires a savings association to meet a QTL test. Under the QTL test, a savings association is required to maintain at least 65% of its "portfolio assets" in certain "qualified thrift investments" in at least 9 months of the most recent 12-month period. "Portfolio assets" means, in general, an association's total assets less the sum of (i) specified liquid assets up to 20% of total assets, (ii) goodwill and other intangible assets, and (iii) the value of property used to conduct the association's business. "Qualified thrift investments" includes various types of loans made for residential and housing purposes, investments related to such purposes, including certain mortgage-backed and related securities, and loans for personal, family, household and certain other purposes up to a limit of 20% of an association's portfolio assets. Recent legislation broadened the scope of "qualified thrift investments" to include 100% of an institution's credit card loans, education loans, and small business loans. A savings association may also satisfy the QTL test by qualifying as a "domestic building and loan association" as defined in the Internal Revenue Code of 1986. At December 31, 1997, the Bank maintained 96.9% of its portfolio assets in qualified thrift investments. The Bank had also met the QTL test in all of the prior 12 months and was, therefore, a qualified thrift lender.

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

     Capital Requirements. The OTS regulations require savings associations to meet three minimum capital standards: a tangible capital ratio requirement of 1.5% of total assets as adjusted under the OTS regulations, a leverage ratio requirement of 3.0% of core capital to such adjusted total assets, and a risk-based capital ratio requirement of 8.0% of core and supplementary capital to total risk-based assets. The 3.0% core capital requirement has been effectively superseded by the OTS' prompt corrective action regulations, which impose a 4.0% core capital requirement for treatment as an "adequately capitalized" thrift and a 5.0% core capital requirement for treatment as a "well capitalized" thrift. See "- Prompt Corrective Regulatory Action." The OTS and the federal banking regulators have proposed amendments to their minimum capital regulations to provide that the minimum leverage capital ratio for a depository institution that has been assigned the highest composite rating of 1 under the Uniform Financial Institutions Ratings System will be 3% and that the minimum leverage capital ratio for any other depository institution will be 4%, unless a higher leverage capital ratio is warranted by the particular circumstances or risk profile of the depository institution. In determining the amount of risk-weighted assets for purposes of the risk-based capital requirement, a savings association must compute its risk-based assets by multiplying its assets and certain off-balance sheet items by risk-weights, which range from 0% for cash and obligations issued by the United States Government or its agencies to 100% for consumer and commercial loans, as assigned by the OTS capital regulation based on the risks OTS believes are inherent in the type of asset.

     Tangible capital is defined, generally, as common stockholder's equity (including retained earnings), certain non-cumulative perpetual preferred stock and related earnings, minority interests in equity accounts of fully consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and investments in and loans to subsidiaries engaged in activities not permissible for a national bank. Core capital is defined similarly to tangible capital, but core capital also includes certain qualifying supervisory goodwill and certain purchased credit card relationships. Supplementary capital currently includes cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible debt securities, subordinated debt and intermediate preferred stock and the allowance for loan and lease losses. The allowance for loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets, and the amount of supplementary capital that may be included as total capital cannot exceed the amount of core capital.

     The OTS has adopted regulations that require a savings association with "above normal" interest rate risk to deduct a portion of capital from its total capital to account for the "above normal" interest rate risk when determining its compliance with the risk-based capital requirement. A savings association's interest rate risk is measured by the decline in the net portfolio value of its assets (i.e., the difference between incoming and outgoing discounted cash flows from assets, liabilities and off-balance sheet contracts) resulting from a hypothetical 2.0% increase or decrease in market rates of interest, divided by the estimated economic value of the association's assets, as calculated in accordance with guidelines set forth by the OTS. At the times when the 3-month Treasury bond equivalent yield falls below 4.0%, an association may compute its interest rate risk on the basis of a decrease equal to one-half of that Treasury rate rather than on the basis of 2.0%. A savings association whose measured interest rate risk exposure exceeds 2.0% would be considered to have "above normal" risk. The interest rate risk component is an amount equal to one-half of the difference between the association's measured interest rate risk and 2.0%, multiplied by the estimated economic value of the association's assets. That dollar amount is deducted from an association's total capital in calculating compliance with its risk-based capital requirement. Any required deduction for interest rate risk becomes effective on the last day of the third quarter following the reporting date of the association's financial data on which the interest rate risk was computed. The regulations authorize the Director of the OTS to waive or defer an association's interest rate risk component on a case-by-case basis. The OTS has indefinitely deferred the implementation of the interest-rate risk component in the computation of an institution's risk-based capital requirements. The OTS continues to monitor the interest rate risk of individual institutions and retains the right to impose additional capital requirements on individual institutions. At December 31, 1997 the Bank was not required to maintain any additional risk-based capital under this rule.

     At December 31, 1997 the Bank met each of the OTS minimum requirements, in each case on a fully phased-in basis. The table below presents the Bank's regulatory capital as compared to the OTS regulatory capital requirements at December 31, 1997:

                                                                          December 31, 1997
                                                --------------------------------------------------------------------
                                                     Tangible                   Core                 Risk-Based
                                                -------------------      ------------------      -------------------
                                                Amount      Percent      Amount     Percent      Amount      Percent
                                                ------      -------      ------     -------      ------      -------
                                                                                           (Dollars in thousands)
Capital as calculated under GAAP...........     $73,907       10.04%    $   73,907      10.04%   $   73,907      19.70%
Deduct servicing rights....................          17          --             17         --            17         --
Deduct equity investments..................          --          --             --         --           125       0.03
Deduct goodwill............................      29,173        3.96         29,173       3.96        29,173       7.78
Add qualifying general loan loss allowance,
   as limited by regulation................          --          --             --         --         2,807       0.75
Add net unrealized loss on securities
   available for sale, net of taxes........         597        0.08            597       0.08           597       0.16
                                              ---------        ----     ------ ---       ----    ----------       ----
Capital, as calculated.....................      45,314        6.15         45,314       6.15        47,996      12.79
Capital, as required.......................      11,046        1.50         31,501       4.00        30,015       8.00
                                              ---------        ----     ------ ---       ----    ----------       ----
Excess.....................................   $  34,268        4.65%    $  13, 813       2.15%   $   17,981       4.79%
                                              =========        ====     ====== ===       ====    ==========       ====

     Limitation on Capital Distributions. OTS regulations currently impose limitations upon capital distributions by savings associations, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to stockholders of another institution in a cash-out merger, and other distributions charged against capital. At least 30-days written notice must be given to the OTS of a proposed capital distribution by a savings association, and capital distributions in excess of specified earnings or by certain institutions are subject to approval by the OTS. An association that has capital in excess of all fully phased-in regulatory capital requirements before and after a proposed capital distribution and that is not otherwise restricted in making capital distributions, could, after prior notice but without the approval of the OTS, make capital distributions during a calendar year equal to the greater of (i) 100% of its net earnings to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (the excess capital over its fully phased-in capital requirements) at the beginning of the calendar year, or (ii) 75% of its net earnings for the previous four quarters. Any additional capital distributions would require prior OTS approval. In addition, the OTS can prohibit a proposed capital distribution, otherwise permissible under the regulation, if the OTS has determined that the association is in need of more than normal supervision or if it determines that a proposed distribution by an association would constitute an unsafe or unsound practice. Furthermore, under the OTS prompt corrective action regulations, the Bank would be prohibited from making any capital distribution if, after the distribution, the Bank failed to meet its minimum capital requirements, as described above. See "- Prompt Corrective Regulatory Action." The OTS has proposed amendments of its capital distribution regulations to reduce regulatory burdens on savings associations. If adopted as proposed, certain savings associations will be permitted to pay capital distributions within the amounts described above for Tier 1 institutions without notice to, or the approval of, the OTS. However, a savings association subsidiary of a savings and loan holding company, such as the Association, will continue to have to file a notice unless the specific capital distribution requires an application.

     Liquidity. The Bank is required to maintain an average daily balance of liquid assets (cash, certain time deposits, certain bankers' acceptances, specified United States Government, state or federal agency obligations, shares of certain mutual funds and certain corporate debt securities and commercial paper) equal to a monthly average of not less than a specified percentage of its net withdrawable deposit accounts plus short-term borrowings. This liquidity requirement may be changed from time to time by the OTS to any amount within the range of 4.0% to 10% depending upon economic conditions and the savings flows of member institutions, and is currently 4.0%. Monetary penalties may be imposed for failure to meet this liquidity requirement. The Bank's liquidity ratio at December 31, 1997 was 23.5%, which exceeded the applicable requirement. The Bank has never been subject to monetary penalties for failure to meet its liquidity requirement.

     Assessments. Savings associations are required by OTS regulation to pay assessments to the OTS to fund the operations of the OTS. The general assessment, paid on a semi-annual basis, is computed upon the savings association's total assets, including consolidated subsidiaries, as reported in the association's latest quarterly Thrift Financial Report.

     Branching. Subject to certain limitations, HOLA and the OTS regulations permit federally chartered savings associations to establish branches in any state of the United States. The authority to establish such a branch is available (i) in states that expressly authorize branches of savings associations located in another state and (ii) to an association that qualifies as a "domestic building and loan association" under the Code, which imposes qualification requirements similar to those for a "qualified thrift lender" under HOLA. See "- QTL Test." The authority for a federal savings association to establish an interstate branch network would facilitate a geographic diversification of the association's activities. This authority under HOLA and the OTS regulations preempts any state law purporting to regulate branching by federal savings associations.

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

     Standards for Safety and Soundness. The FDI Act, as amended by the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") and the Riegle Community Development and Regulatory Improvement Act of 1994 ("Community Development Act"), requires the OTS, together with the other federal bank regulatory agencies, to prescribe standards, by regulations or guidelines, relating to internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, asset quality, earnings, stock valuation and compensation, fees and benefits and such other operational and managerial standards as the agencies deem appropriate. The OTS and the federal bank regulatory agencies adopted, effective August 9, 1995, a set of guidelines prescribing safety and soundness standards pursuant to FDICIA as amended. The guidelines establish general standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth and compensation, fees and benefits. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines. The guidelines prohibit
excessive   compensation  as  an  unsafe  and  unsound   practice  and  describe
compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director or principal stockholder. The OTS and the other agencies determined that stock valuation standards were not appropriate. In addition, the OTS adopted regulations that authorize, but do not require, the OTS to order an institution that has been given notice by the OTS that it is not satisfying any of such safety and soundness standards to submit a compliance plan. If, after being so notified, an institution fails to submit an acceptable compliance plan or fails in any material respect to implement an accepted compliance plan, the OTS must issue an order directing action to correct the deficiency and may issue an order directing other actions of the types to which an undercapitalized association is subject under the "prompt corrective action" provisions of FDICIA. See "- Prompt Corrective Regulatory Action." If an institution fails to comply with such an order, the OTS may seek to enforce such order in judicial proceedings and to impose civil money penalties. The OTS and the federal bank regulatory agencies also proposed guidelines for asset quality and earnings standards.

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

     Prompt Corrective Regulatory Action. FDICIA establishes a system of prompt corrective action to resolve the problems of undercapitalized institutions.
Under this system, the banking regulators are required to take certain supervisory actions against undercapitalized institutions, based upon the five categories of institutions established by FDICIA: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and critically undercapitalized," which are categories defined by the institution's regulatory capital ratios. Generally, a capital restoration plan must be filed with the OTS within 45 days of the date an association receives notice that it is "undercapitalized," "significantly undercapitalized," or
"critically undercapitalized." In addition, various mandatory supervisory actions become immediately applicable to any undercapitalized institution, including restrictions on growth of assets and other forms of expansion. The OTS could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors. Generally, subject to a narrow exception, FDICIA requires the applicable banking regulator to appoint a receiver or conservator for an institution that is critically undercapitalized. Under the OTS regulations, generally, a federally chartered savings association is treated as well capitalized if its total risk-based capital ratio is 10% or greater, its Tier 1 risk-based capital ratio is 6% or greater, and its leverage ratio is 5% or greater, and it is not subject to any order or directive by the OTS to meet a specific capital level. As of December 31, 1997, the Association met the criteria for being considered "well capitalized" by the OTS under the prompt corrective action regulations.

     Where appropriate, the OTS can impose corrective action by a savings and loan holding company under the "prompt corrective action" provisions of FDICIA.

     Insurance of Deposit Accounts. The deposits of the Bank are insured by the Bank Insurance Fund ("BIF") except for those deposits attributable to the Bank's acquisition of deposits from institutions insured by the Savings Association Insurance Fund ("SAIF"), including First Nationwide

     Pursuant to FDICIA, the FDIC established a new risk-based assessment system for determining the deposit insurance assessments to be paid by insured depository institutions. Under the new assessment system, which began in 1993, the FDIC assigns an institution to one of three capital categories based on the institution's financial information as of the reporting period ending seven months before the assessment period. The three capital categories consist of (a) well capitalized, (b) adequately capitalized, or (c) undercapitalized. The FDIC also assigns an institution to one of three supervisory subcategories within each capital group. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the FDIC by the institution's primary federal regulator and information that the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds. An institution's assessment rate depends on the capital category and supervisory category to which it is assigned. Under the regulation, there are nine assessment risk classifications (i.e., combinations of capital groups and supervisory subgroups) to which different assessment rates are applied. Assessment rates currently range from 0.0% of deposits for an institution in the highest category (i.e., well-capitalized and financially sound, with no more than a few minor weaknesses) to 0.27% of deposits for an institution in the lowest category (i.e., undercapitalized and substantial supervisory concern). The FDIC is authorized to raise the assessment rates as necessary to maintain the required reserve ratio of 1.25%. As a result of the Deposit Insurance Funds Act of 1996 (the "Funds Act"), both the BIF and the SAIF currently satisfy the reserve ratio requirement. If the FDIC determines that assessment rates should be increased, institutions in all risk categories could be affected. The FDIC has exercised this authority several times in the past and could raise insurance assessment rates in the future. If such action is taken by the FDIC, it could have an adverse effect on the earnings of the Bank.

     The Funds Act also amended the FDIA to expand the assessment base for the payments on the FICO bonds. Beginning January 1, 1997, the assessment base for the FICO bonds included the deposits of both BIF- and SAIF-insured institutions. Until December 31, 1999, or such earlier date on which the last savings association ceases to exist, the rate of assessment for BIF-assessable deposits shall be one-fifth of the rate imposed on SAIF-assessable deposits. The annual rate of assessments for the payments on the FICO bonds for the semi-annual period beginning on January 1, 1997 was 0.0130% for BIF-assessable deposits and 0.0648% for SAIF-assessable deposits. For the semi-annual period beginning on July 1, 1997, the rates of assessment for the FICO bonds was 0.0126% for BIF-assessable deposits and 0.0630% for SAIF-assessable deposits.

     The Funds Act also provides for the merger of the BIF and SAIF on January 1, 1999, with such merger being conditioned upon the prior elimination of the thrift charter. The Funds Act required the Secretary of the Treasury to conduct a study of relevant factors with respect to the development of a common charter for all insured depository institutions and abolition of separate charters for banks and thrifts and to report the Secretary's conclusions and findings to the Congress. The Secretary of the Treasury recommended to the Congress that the separate charter for thrifts be eliminated only if other legislation is adopted that permits bank holding companies to engage in certain non-financial activities. Absent legislation permitting bank holding companies to engage in such non-financial activities, the Secretary of the Treasury recommended that the thrift charter be retained. Proposed legislation agreed to in March 1998 by the House Committee on Banking and Financial Services and the House Committee on Commerce provides for the retention of the thrift charter and for the merger of the BIF and the SAIF on January 1, 2000.

     Under the FDI Act, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the OTS. The management of the Association does not know of any practice, condition or violation that might lead to termination of deposit insurance.

     Federal Home Loan Bank System. The Bank is a member of the FHLB of New York, which is one of the regional FHLBs composing the FHLB System. Each FHLB provides a central credit facility primarily for its member institutions. The Bank, as a member of the FHLB of New York, is required to acquire and hold shares of capital stock in the FHLB of New York in an amount at least equal to the greater of 1.0% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year or 1/20 of its advances (borrowings) from the FHLB of New York. The Bank was in compliance with this requirement with an investment in FHLB of New York stock at December 31, 1997, of $2.8 million. Any advances from a FHLB must be secured by specified types of collateral, and all long-term advances may be obtained only for the purpose of providing funds for residential housing finance.

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

     Federal Reserve System. The Bank is subject to provisions of the FRA and the FRB's regulations pursuant to which depository institutions may be required to maintain non-interest-earning reserves against their deposit accounts and certain other liabilities. Currently, reserves must be maintained against transaction accounts (primarily NOW and regular checking accounts). The FRB regulations generally require that reserves be maintained in the amount of 3.0% of the aggregate of transaction accounts up to $47.8 million. The amount of aggregate transaction accounts in excess of $47.8 million are currently subject to a reserve ratio of 10.0%, which ratio the FRB may adjust between 8.0% and 12%. The FRB regulations currently exempt $4.7 million of otherwise reservable balances from the reserve requirements, which exemption is adjusted by the FRB at the end of each year. The Bank is in compliance with the foregoing reserve requirements. Because required reserves must be maintained in the form of either vault cash, a non-interest-bearing account at a Federal Reserve Bank, or a pass-through account as defined by the FRB, the effect of this reserve requirement is to reduce the Bank's interest-earning assets. The balances maintained to meet the reserve requirements imposed by the FRB may be used to satisfy the liquidity requirements imposed by the OTS. FHLB System members are also authorized to borrow from the Federal Reserve discount window, but FRB regulations require such institutions to exhaust all FHLB sources before borrowing from a Federal Reserve Bank.

                        EXECUTIVE OFFICERS OF THE COMPANY

     William C. Myers - Mr. Myers is the Chairman of the Board, President and Chief Executive Officer of the Company. Mr. Myers also serves as Chairman of the Board of MSBFS and Travel. Effective October 1, 1993, Mr. Myers was elected Chairman of the Board of Directors of the Company and the Bank. Mr. Myers joined the Bank in 1971. Mr. Myers is 52 years old, and his term as director expires in 1998.

     Gill Mackay - Mr. Mackay was appointed Executive Vice President, Chief Operating Officer and Treasurer on January 1, 1993. Prior to that, Mr. Mackay served as Senior Vice President, Finance and Chief Financial Officer since 1989. He joined the Bank in 1984 as Assistant Vice President of Accounting. Mr. Mackay is 51 years old.

     Anthony J. Fabiano - Mr. Fabiano was appointed Senior Vice President and Chief Financial Officer effective January 1, 1996. Prior to that, Mr. Fabiano served as Vice President, Finance and Chief Financial Officer since January 1, 1993. He joined the Bank in May 1992 as Vice President, Finance. Prior to that, he was a senior manager with KPMG Peat Marwick, a public accounting firm. Mr. Fabiano is 37 years old.

     Karen S. DeLuca - Mrs. DeLuca joined the Bank in 1985 and has served as the Corporate Secretary since 1991. Prior to that, she served as the Assistant Corporate Secretary. Mrs. DeLuca is 49 years old.

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

ITEM 2. PROPERTIES

     The Company's offices are located at 35 Matthews Street, Goshen, New York. At December 31, 1997, the Bank conducted its business through 16 full-service banking offices as follows:

                                                                                  Net Book
                                                                                   Value at        Deposits at
                                         Leased/                 Lease             December          December
           Location                       Owned             Expiration Date        31, 1997          31, 1997
-----------------------------      -----------------      ------------------  ----------------   --------------
                                                                                         (In thousands)
Home Office
35 Matthews Street                         Owned                 N/A            $    3,639       $      40,551
Goshen, NY 10924

4 South Street                             Owned                 N/A                 1,463             109,129
Middletown, NY 10940

Route 211 East                      Building is owned,        9/15/2015                708              55,456
Middletown, NY 10940                  land is leased

205 East Main Street                       Owned                 N/A                   981              83,557
Port Jervis, NY 12771

300 Route 17M & Still Road                 Owned                 N/A                   651              43,835
Monroe, NY 10950

156 A-B Dolson Avenue                     Leased             5/31/2002(1)               11              27,615
Middletown, NY 10940

800 Broadway                               Owned                 N/A                   479              18,441
Newburgh, NY 12550

Union Avenue                              Leased               11/30/04                 40              12,849
Newburgh, NY 12550

401 Chester Mall                    Building is owned,        6/30/2008                490              16,827
Chester, NY 10918                     land is leased

Rt.  32 Estrada Road                       Owned                 N/A                   571              20,371
Central Valley, New York

9 Mahopac Plaza                            Owned                 N/A                   387              37,124
Mahopac, NY  10541

96 Gleneida Avenue                         Owned                 N/A                   349              33,456
Carmel, NY  10512

21 East Main Street                        Owned                 N/A                   222              25,963
Washingtonville, NY  10992

51 Main Street                             Owned                 N/A                   435              35,388
Warwick, NY  10990

285 Broadway                               Owned                 N/A                   583              50,055
Monticello, NY  12701


74 North Main Street                       Owned                 N/A                   209              62,815
Liberty, NY  12754                                                               ---------          ----------

Total                                                                           $   11,218       $     673,432
                                                                                ==========          ==========

------------------------

(1)  The Bank holds two five-year options to renew the lease until May 2012.

(2) The Bank's lease agreements are operating leases. The net book value at December 31, 1997 represents the net book value of leasehold improvements on the leased properties.

ITEM 3.  LEGAL PROCEEDINGS

     Except as described below, the Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Such routine legal proceedings in the aggregate are believed by management to be immaterial to the Company's financial condition and results of operations.

     The Company and its directors are defendants in a lawsuit, Kahn Brothers & Co., Inc. Profit Plan and Trust et al. v. MSB Bancorp, Inc. et al., commenced by stockholders in the Delaware Court of Chancery, New Castle County, on November 22, 1995. (The Company and its directors were defendants in a lawsuit, Pohli v. MSB Bancorp, Inc. et al., commenced by a stockholder in the Delaware Court of Chancery, New Castle County, on November 7, 1995. This action was consolidated with the Kahn litigation, and the Kahn amended complaint is now the operative pleading.) The plaintiffs, who own in excess of 5% of the outstanding shares of the Common Stock and purport to represent a class consisting of all stockholders except the stockholder defendants, allege that the defendant directors breached their duty of care by failing to become fully informed about the expression of interest of HUBCO, Inc. ("HUBCO"); breached their duty of disclosure to stockholders by not notifying the public or the Company's stockholders of HUBCO's expression of interest; and breached their duty of good faith and fair representation by, among other things, not investigating whether the Acquisition constituted a reasonable alternative for building stockholder value. The plaintiffs further allege that the Company's offering of Common Stock in connection with the Acquisition (the "Common Stock Offering") was not intended to enhance stockholder value, but rather was for the purpose of diluting the ownership and voting strength of existing stockholders and further entrenching existing management and the Board. The plaintiffs sought to enjoin the Common Stock Offering and are also seeking damages equal to the difference between the market price of the Common Stock on September 7, 1995, and $35 (approximately $14,989,000 in the aggregate) or, in the alternative, the difference between the market price of the Common Stock on October 26, 1995, and $25 (approximately $7,394,000 in the aggregate), including interest and attorneys' and other professional fees. In connection with this action, plaintiffs filed a motion seeking expedited discovery and scheduling. On December 6, 1995, in response to the plaintiffs' motion for expedited proceedings, which was treated by the Court as an application for a temporary restraining order with respect to the Common Stock Offering, the Court denied the plaintiffs' application for such order. On December 12, 1995, the court denied the plaintiffs' motion for re-argument. On December 18, 1995, the Company filed an answer denying all of the substantive allegations in the complaint and seeking, among other things, an order dismissing the complaint with prejudice. Plaintiffs amended their complaint to include allegations relating to an unsolicited merger proposal received by the Company from the First Empire State Corporation ("First Empire") on December 28, 1995. Specifically, the amended complaint alleges, among other things, that the Company's Board of Directors, in breach of its duties of care, loyalty and disclosure, relied on the advice of Bear, Stearns & Co., Inc. ("Bear Stearns"), the Company's financial advisor and underwriter for the Offering, knowing that Bear Stearns could not render independent financial advice regarding the First Empire proposal. The plaintiffs are seeking alternative damages based on these allegations in an amount equal to the difference between the market price of the Common Stock on December 28, 1995 and $26 (approximately $11,560,000 in the aggregate). The Company filed its amended answer on February 1, 1996 denying all of the substantive allegations in the amended complaint and seeking, among other things, an order dismissing the amended complaint with prejudice. The parties have engaged in substantial written discovery, and plaintiffs have deposed all of the directors and certain representatives of Bear Stearns. The Company has deposed plaintiffs' representative, Mr. Thomas Kahn. Discovery has been completed. On October 10, 1997, all the defendants served and filed with the Court a motion for summary judgment which seeks the dismissal of all the allegations in plaintiffs' amended complaint. As of January 16, 1998, defendants' motion for summary judgment was fully briefed and submitted to the Court. The Company has requested oral argument on the motion. In the meantime, the Company intends to continue to vigorously contest the allegations of wrongdoing in this action.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.


                                     PART II

ITEM 5. MARKET FOR REGISTRANTS' COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Common Stock has been traded on the American Stock Exchange under the symbol "MBB" since September 19, 1996. Prior to that time, the Common Stock had been traded on the NASDAQ National Market System under the symbol "MSBB" since September 3, 1992. On March 25, 1998, the last reported high and low sale prices of the Common Stock, as reported on the American Stock Exchange, were $36.50 and $36.50, respectively. As of December 31, 1997, the Company had approximately 601 stockholders of record. The following table sets forth the high and low closing sale prices for the Common Stock, and the cash dividends declared with respect thereto, for the periods indicated.

                                                            Price Range           Cash Dividend
                                                        -------------------        Declared per
                                                        High            Low        Common Share
                                                        ----            ---        ------------
        Fiscal year ended December 31, 1995:
           First Quarter..........................      $ 23          $ 20 1/2         $ 0.15
           Second Quarter.........................        24 1/2        22               0.15
           Third Quarter..........................        26 3/4        24               0.15
           Fourth Quarter.........................        27 1/4        17 1/2           0.15

        Fiscal year ended December 31, 1996:
           First Quarter..........................        22            17               0.15
           Second Quarter.........................        18 1/4        15               0.15
           Third Quarter..........................        17 1/2        15 3/4           0.15
           Fourth Quarter.........................        19 5/8        15 1/2           0.15

        Fiscal year ended December 31, 1997:
           First Quarter..........................        20 1/2        16 3/4           0.15
           Second Quarter.........................        20 1/8        16 3/8           0.15
           Third Quarter..........................        28 7/8        19 7/8           0.15
           Fourth Quarter.........................        35 1/4        27 1/4           0.15

     The Company has paid a regular quarterly cash dividend on its Common Stock since April 30, 1993 and declared a cash dividend of $0.15 per share for each of the first, second, third and fourth quarters of 1997, 1996 and 1995. The Board of Directors of the Company presently intends to continue the payment of regular quarterly cash dividends on the Common Stock. However, the timing and amount of future dividends will be within the discretion of the Board of Directors of the Company and will depend on the earnings of the Company and its subsidiaries, their financial condition, liquidity and capital requirements, applicable governmental regulations and policies and other factors deemed relevant by the Board of Directors.

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

ITEM 6. SELECTED CONSOLIDATED FINANCIAL INFORMATION

     The following tables set forth selected consolidated historical financial data of the Company at or for (i) each of the years in the four year period ended December 31, 1997 and the year ended September 30, 1993 (the "Year End Data") and (ii) the 12 months ended December 31, 1993. The "Financial Condition Data," "Operations Data" and certain "Performance Ratios" contained in the Year End Data at or for the year ended December 31, 1997 and 1996, has been derived from financial statements audited by KPMG Peat Marwick LLP, the Company's independent auditors. The historical "Financial Condition Data," "Operations Data" and certain "Performance Ratios" contained in the Year End Data for each of the years in the two years ended December 31, 1995 and for the year ended September 30, 1993 and the "Financial Condition Data" at December 31, 1993 are derived from financial statements that have been audited by Nugent & Haeussler, P.C., the Company's independent public accountants for those periods. All other information contained in the Year End Data, and the information at or for the 12 months ended December 31, 1993 are unaudited.

                                                  At or for the                     At or for the
                                                   Year Ended                          12 Months   At or for the
                                                   December 31,                          Ended       Year Ended
                               ---------------------------------------------------    December 31,  September 30,
                                  1997          1996          1995         1994         1993(1)         1993
                               ---------     ---------     ---------     ---------  -------------  -------------
Financial Condition Data:                                      (In thousands)
  Total assets.............  $   765,367     $ 820,916     $ 454,126     $ 405,928    $ 409,429      $ 417,332
  Investments held to
    maturity...............           --            --            --        31,908      143,448        162,699
  Securities available for
    sale...................       54,082        50,685        75,580        50,720        6,115          5,268
  Mortgage-backed
    securities.............      225,680       323,428        49,775        45,668       34,437         26,323
  Loans, net...............      391,429       338,491       280,512       231,075      182,712        172,270
  Deposits.................      673,432       736,161       388,944       354,920      356,931        359,703
  Stockholders' equity.....       74,776        70,790        43,996        39,624       43,430         44,055

Operations Data:
  Total interest and
    dividend income........       53,164        54,350        29,151        24,514       25,403         26,215
  Interest expense.........       28,680        30,793        15,183        10,772       11,281         11,902
                               ---------     ---------     ---------     ---------    ---------      ---------
    Net interest income....       24,484        23,557        13,968        13,742       14,122         14,313
  Provision for loan losses        1,565         1,400           483           119          355            527
                               ---------     ---------     ---------     ---------    ---------      ---------
  Net interest income
    after provision for
    loan losses............       22,919        22,157        13,485        13,623       13,767         13,786
                               ---------     ---------     ---------     ---------    ---------      ---------
  Net realized gains
    (losses) on securities
    and loans..............          378           155           (98)         (472)       1,276          1,752
  Market value adjustments
    on securities held for
    sale...................           --            --            --            --         (193)           (12)
  Unrealized loss on loans
    held for sale .........           --            --            --          (190)          --             --
  Service fees and charges.        4,278         3,768         2,248         2,280        2,585          2,542
  Other non-interest income           82           104            18           135           71             32
                               ---------     ---------     ---------     ---------    ---------      ---------
    Non-interest income....        4,738         4,027         2,168         1,753        3,739          4,314
                               ---------     ---------     ---------     ---------    ---------      ---------
  Salaries and employee
    benefits...............        8,419         8,304         5,771         6,073        6,389          6,373
  Occupancy and equipment..        3,188         3,145         2,415         2,346        2,465          2,557
  SAIF recapitalization
    assessment.............           --         2,925            --            --           --             --
  Restructuring expenses...           --            --            --         1,578           --             --
  Termination of
  Retirement Plan for
    Directors..............        2,800            --            --            --           --             --
  Goodwill
    amortization...........        3,662         3,517           137           122          122            122
  Other non-interest
    expenses...............        5,785         5,478         3,347         3,601        3,722          3,824
                               ---------     ---------     ---------     ---------    ---------      ---------
    Non-interest expense...       23,854        23,369        11,670        13,720       12,698         12,876
                               ---------     ---------     ---------     ---------    ---------      ---------
  Income before income tax
    expense................        3,803         2,815         3,983         1,656        4,808          5,224
  Income tax expense.......        1,522         1,104         1,622           626        2,165          2,312
                               ---------     ---------     ---------     ---------    ---------      ---------
  Income before cumulative
    effect of accounting
    change.................        2,281         1,711         2,361         1,030        2,643          2,912
  Cumulative effect of
    accounting change (2)..           --            --            --           117           --            483
                               ---------     ---------     ---------     ---------    ---------      ---------
   Net income..............    $   2,281     $   1,711     $   2,361     $   1,147    $   2,643      $   3,395
                               =========     =========     =========     =========    =========      =========

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

(2 Represents a change in the accounting for investment securities in 1994 and income taxes in 1993.

                                                      At or for the                     At or for the
                                                        Year Ended                        12 Months      At or for the
                                                       December 31,                         Ended         Year Ended
                                    -------------------------------------------------    December 31,    September 30,
                                      1997          1996            1995        1994        1993(1)          1993
                                    -------       -------         -------     -------   -------------    ------------
                                                     (Dollars in thousands, except per share amounts)
 Performance Ratios:
 Return on average assets(2)...        0.29%         0.21%           0.54%       0.28%        0.64%           0.82%
 Return on average
 stockholders'
   equity(2)...................        3.11          2.42            5.62        2.75         6.05            7.82
 Average stockholders' equity
 to average  Assets............        9.23          8.48            9.52       10.26        10.58           10.44
 Stockholders' equity to total
 assets........................        9.77          8.62            9.69        9.76        10.61           10.56
 Average interest rate spread..        2.97          2.71            2.77        3.14         3.24            3.25
 Net interest margin...........        3.37          3.07            3.35        3.58         3.65            3.67
 Operating expenses to average
 assets(3).....................        2.59          2.42            2.61        2.93         3.02            3.07
 Dividend payout ratio(4)......      150.00        272.73           43.17       69.70        20.98           10.93
 Tangible book value per share
 at end of Period..............     $ 13.42       $ 11.05         $ 26.04     $ 22.32      $ 24.57         $ 24.12
 Basic earnings per share (2)..        0.40          0.22            1.46        0.70         1.53            1.93
 Diluted earnings per share(2).        0.40          0.22            1.42        0.68         1.48            1.88
 Regulatory Capital Ratios of
   The Bank (5)
 Tier 1 leverage capital.......         6.2%          5.4%            9.7%       11.0%        10.4%           10.3%
 Total risk-based capital......        12.8          13.1            19.1        21.8         23.8            24.0
 Asset Quality Ratios and
   Other Data
 Total non-performing loans....     $ 3,488       $ 4,775         $ 2,961     $ 1,766      $ 1,158         $   978

 Foreclosed real estate........       2,443           915             806         716        1,301           1,397
                                    -------       -------         -------     -------      -------         -------
 Total non-performing assets...     $ 5,931       $ 5,690         $ 3,767     $ 2,482      $ 2,459         $ 2,375
                                    =======       =======         =======     =======      =======         =======

 Ratio of non-performing loans
 to total Loans................        0.89%         1.40%           1.05%       0.76%        0.63%           0.56%
 Ratio of non-performing
 assets to total Assets........        0.77          0.69            0.83        0.61         0.60            0.57
 Ratio of net charge-offs
 during the period  to average
 loans outstanding during the
 period........................        0.20          0.36            0.11        0.06         0.16            0.18
 Ratio of allowance for loan
 losses to net  loans
 receivable at the end of the
   Period......................        0.72          0.58            0.59        0.63         0.80            0.83
 Ratio of allowance for loan
 losses to
   Total non-performing assets
 at the end of the period......       47.33         34.45           44.04       58.78        59.62           60.51
 Ratio of allowance for loan
 losses to non-performing
 loans at the end of the Period       80.48         41.05           56.03       82.62       126.60          146.93

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

(2) Includes $2.8 million in non-recurring expenses related to the termination of the Board Plan and $330,000 of merger related expenses in 1997,a $2.9 million pre-tax charge for SAIF assessment in 1996 and a $1.6 million pre-tax charge for restructuring expenses in the fourth quarter of 1994.

(3) Excludes write-downs of real estate owned and, in 1997, $3.1 million of non-recurring expenses, a $2.9 million SAIF assessment in 1996 and $1.6 million of restructuring expenses in 1994.

(4)  Dividends declared per share divided by earnings per share.

(5) For periods prior to 1995, the ratios are calculated under the regulatory capital regulations of the FDIC, which are substantially identical to the OTS capital requirements as applied to the Bank.

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

     Prior to the fourth quarter of 1997, Management's strategy was to increase stockholder value by remaining a community bank and growing both internally and through acquisitions of other institutions or branches of other institutions, while not precluding consideration of other strategic alternatives that could increase stockholder value. In furtherance of that strategic direction, the Bank, from time to time, approached financial institutions in its market areas seeking to acquire one or more branches from such institutions and submitted proposals to acquire one or more branches from such other institutions. In 1995, the Bank initiated discussions with the seller of the Central Valley branch, which resulted in the signing of a definitive agreement to acquire that branch in April 1995. The acquisition of that branch closed on November 10, 1995, with the Bank thereby assuming approximately $21.8 million in deposits. In addition, the Company entered into the First Nationwide Agreement during 1995. The Acquisition closed on January 12, 1996 with the Bank assuming $414.8 million of deposits. The Bank also acquired the branch facilities and operating assets at a purchase price of $2.9 million and certain deposit-related loans with a face value of $1.0 million. In deploying the funds acquired by the Bank through acquisitions, the Bank has emphasized the origination of one- to four-family residential mortgage loans and commercial mortgage loans while seeking to limit credit and interest rate risk. The Bank generally limits its lending activities to its market area and retains only ARM loans in its portfolio and sells fixed rate loans that it originates in the secondary market.

     On December 16, 1997, the Company announced the signing of the Merger Agreement by and among HUBCO, the Company, and the Bank. The Merger Agreement provides for the Company to be merged with HUBCO, with HUBCO as the surviving corporation. HUBCO, a bank holding company incorporated in New Jersey, is the parent corporation of Hudson United Bank, a New Jersey-based bank (HUB), and Lafayette American Bank, a Connecticut-based bank ("Lafayette"). Prior to closing the Merger, HUBCO expects to complete its pending acquisition of PFC and PFC's subsidiary, BTH. HUBCO anticipates that BTH will serve as HUBCO's New York bank subsidiary and that MSB Bank will be merged into BTH following the Merger.

     Upon completion of the Merger, each share of MSB Common Stock, other than Excluded Shares (as defined below), will be converted into a number of shares of HUBCO Common Stock. The Merger Agreement provides that the Exchange Ratio will be equal to $36.02 divided by the Median Pre-Closing Price of HUBCO Common Stock, provided that the Median Pre-Closing Price is between $34.97 and $37.13. ("Median Pre-Closing Price" is defined generally as the median of the closing prices of HUBCO Common Stock after discarding the four lowest and four highest closing prices during the ten-trading day period ending on the day the parties receive final federal bank regulatory approval for the Merger.) A "Minimum Exchange Ratio" of 0.97 will apply if the Median Pre-Closing Price is greater than $37.13 and a "Maximum Exchange Ratio" of 1.03 will apply if the Median Pre-Closing Price is less than $34.97.

     HUBCO currently holds all the outstanding shares of MSB Preferred Stock. All MSB Preferred Stock held by HUBCO will be canceled in the Merger. While HUBCO does not currently anticipate transferring any of the MSB Preferred Stock if it were to transfer any MSB Preferred Stock, the transferred shares (with certain limited exceptions) would be converted in the Merger into shares of a newly created series of HUBCO preferred stock having terms substantially identical to the MSB Preferred Stock.

     The Bank's results of operations are dependent primarily on net interest income, which is the difference between the interest income earned on its loan and securities portfolios and its cost of funds, consisting primarily of the interest paid on its deposits. The Bank's operating expenses principally consist of employee compensation, occupancy expenses, goodwill amortization, federal deposit insurance premiums and other general and administrative expenses. The Bank's results of operations are also significantly affected by its periodic provision for loan losses and write-downs of real estate owned. Such results are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government policies and actions of regulatory authorities.

     The Company is subject to certain legal proceedings that, if adversely determined, could affect the Company's results of operations. See Part I, Item III, "Legal Proceedings."

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

     The following table sets forth the amount of interest-earning assets and interest-bearing liabilities outstanding at December 31, 1997, which are anticipated by the Company, based upon certain assumptions, to reprice or mature in each of the future time periods shown. The amounts of assets and liabilities which reprice or mature during a particular period were determined in accordance with the earlier of the term to repricing or the contractual terms of the asset.

     The table is intended to provide an approximation of the projected repricing of assets and liabilities at December 31, 1997 on the basis of contractual maturities, anticipated prepayments and scheduled rate adjustments within a three-month period and subsequent selected time intervals. The loan amounts in the table reflect principal balances expected to be redeployed and/or repriced as a result of contractual amortization and contractual rate adjustments on adjustable-rate loans. Assumed annual run-off rates for Money Market accounts were 50% in the three months to one year category and 50% in the one to three year category and for NOW accounts and regular savings and statement savings accounts were 60% in the one to three year category and 20% thereafter. The assumptions used are based on historical experience and other data available to the Company and may not be indicative of future run-off rates, which are impacted by, among other things, customer preferences and competitive pricing decisions. Certain shortcomings are inherent in the methods of analysis presented in the table setting forth the maturing and repricing of interest-earning assets and interest-bearing liabilities. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates while interest rates on other types of assets may lag behind changes in market rates. Additionally, certain assets, such as adjustable-rate loans, have features which restrict changes in interest rates both on a short-term basis and over the life of the asset. Further, in the event of a change in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed in calculating the table. Finally, the ability of many borrowers to make scheduled payments on their adjustable-rate loans may decrease in the event of an interest rate increase. As a result, the actual effect of changing interest rates may differ from that presented in the table.

                                                           Year Ended December 31, 1997
                            ---------------------------------------------------------------------------------------------
                                          More Than      More Than     More Than     More Than
                            3 Months      3 Months        1 Year        3 Years       5 Years      More Than
                            and Less      to 1 Year     to 3 Years     to 5 Years   to 10 Years     10 Years        Total
                            --------      ---------     ----------     ----------   -----------     --------        -----
                                                               (Dollars in thousands)
Interest-earning assets:
Mortgage loans(1) ......  $   51,713      $ 97,643       $ 73,176     $   67,109      $ 42,907      $ 26,863      $359,411
Other loans(1) .........      10,194         4,773          9,927          4,793           436           502        30,625
Federal funds...........      21,065            --             --             --            --            --        21,065
Investment
  securities(2) ........      10,000         6,101          3,202            240         5,639        29,237        54,419
Mortgage-backed
  securities(2) ........      13,441        33,010         84,670         64,350      $ 24,008      $  6,892      $226,371
                          ----------      --------       --------     ----------      --------      --------      --------
  Total interest-
    earning assets......  $  106,413      $141,527       $170,975     $  136,492      $ 72,990      $ 63,494       691,891
Less:
Net deferred loan fees..          --            --             --             --            --           712           712
                          ----------      --------       --------     ----------      --------      --------      --------
  Net interest-
    earning assets......  $  106,413      $141,527       $170,975     $  136,492      $ 72,990      $ 64,206      $692,603
                          ----------      --------       --------     ----------      --------      --------      --------

Interest-bearing
liabilities:
Savings accounts........          --            --        119,269         39,755        39,755            --       198,779
Super NOW accounts......          --            --         24,114          8,038         8,038            --        40,190
Money market accounts...          --        26,297         26,297             --            --            --        52,594
Time deposits...........      85,520       168,200         63,002         13,186            --            --       329,908
ESOP obligations........         182            --             --             --            --            --           182
Escrow accounts.........       1,686           561             --             --            --            --         2,247
                          ----------      --------       --------       --------      --------      --------      --------
  Total interest-
  bearing liabilities...  $   87,388      $195,058       $232,682       $ 60,979      $ 47,793      $     --      $623,900
                          ----------      --------       --------       --------      --------      --------      --------
Interest sensitivity gap  $   19,025      $(53,531)      $(61,707)      $ 75,513      $ 25,197      $ 64,206      $ 68,703
Cumulative interest
  sensitivity gap.......      19,025       (34,506)       (96,213)       (20,700)        4,497        68,703
Cumulative interest
  sensitivity gap as a
  percent of total assets       2.49%        (4.51)%       (12.57)%        (2.70)%        0.59%         8.98%
Cumulative net interest-
  earning assets as a
  percent of interest-
  bearing liabilities...      121.77%        87.78%         81.32%         96.40%       100.72%       111.01%

------------------------

(1) For purposes of the gap analysis, mortgage and other loans are not reduced by the allowance for loan losses but are reduced for non-accrual loans.

(2) For purposes of the gap analysis, securities and mortgage-backed securities are shown at amortized cost.


Analysis of Net Interest Income

     Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon the volume of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them.

     The following table sets forth certain information relating to the Company's balance sheets and statements of operations at and for the years ended December 31, 1997, 1996 and 1995, and reflects the average yield (not on a tax equivalent basis) on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. The average balances of securities available for sale are calculated based on amortized cost. The yields and costs include fees which are considered adjustments to yields.

                                                                      Year Ended December 31,
                                  ----------------------------------------------------------------------------------------------
                                             1997                               1996                              1995
                                  -------------------------         --------------------------          ------------------------
                                                    Average                            Average                           Average
                                  Average            Yield/          Average            Yield/          Average           Yield/
                                  Balance  Interest   Cost           Balance  Interest   Cost           Balance Interest   Cost
                                  -------  --------   ----           -------  --------   ----           ------- --------   ----
                                                                      (Dollars in thousands)
Assets:
  Interest-earning assets:
    Mortgage loans,
      net(1).................   $ 331,437 $  26,908    8.12%       $ 285,365 $  22,552    7.90%     $   241,937 $ 18,526     7.66%
    Other loans(1)...........      26,502     2,714   10.24           19,561     2,084   10.65           12,775    1,305    10.22
    Mortgage-backed
      securities(2)..........     278,538    18,165    6.52          369,995    24,293    6.57           58,080    3,253     5.60
    Other securities.........      56,642     3,509    6.20           65,354     4,144    6.34           91,275    5,339     5.85
    Federal funds, overnight.      34,449     1,868    5.42           26,467     1,277    4.82           12,712      728     5.73
                                 -------- ---------                --------- ---------                --------- --------
    Total interest-earning
      assets.................     727,568    53,164    7.31          766,742    54,350    7.09          416,779   29,151     6.99
  Non-interest earning assets      66,759                             67,561                             24,497
                                 --------                          ---------
    Total assets.............    $794,327                          $ 834,303                          $ 441,276
                                 ========                          =========                          =========

Liabilities and Retained Earnings:
  Interest-bearing liabilities:
    Deposits:
      Savings accounts.......    $202,563 $   6,554    3.24%       $ 201,414 $   6,170    3.06%       $ 131,782    3,943     2.99%
      Super NOW accounts.....      39,745       752    1.89           41,107       791    1.92           14,711      277     1.88
      Money market accounts..      52,050     2,147    4.12           50,101     1,819    3.63           40,241    1,406     3.49
      Time deposits..........     365,573    19,200    5.25          408,958    21,930    5.36          150,554    8,116     5.39
    Borrowings...............          66         4    6.06              561        31    5.53           21,248    1,358     6.39
    ESOP obligation..........         334        23    6.89              620        52    8.39              925       83     8.97
                                 -------- ---------                --------- ---------                --------- --------
    Total interest-bearing
      Liabilities............     660,331    28,680    4.34          702,761    30,793    4.38          359,461   15,183     4.22
  Other liabilities..........      60,709                             60,764                             39,790
                                 --------                           --------                          ---------
       Total liabilities.....     721,040                            763,525                            399,251
  Retained earnings..........      73,287                             70,778                             42,025
                                 --------                           --------                          ---------
       Total liabilities and
         retained earnings...    $794,327                          $ 834,303                          $ 441,276
                                 ========                          =========                          =========
  Net interest income/
   interest rate spread(3)...             $  24,484    2.97%                 $  23,557    2.71%                 $ 13,968     2.77%
                                          =========                          =========                          ========
  Net earning assets/net
   interest margin(4)........  $   67,237              3.37        $  63,981              3.07        $  57,318              3.35
                                 ========                          =========                          =========

Ratio of interest-earning
  assets to interest-
  bearing liabilities........                          1.10x                              1.09x                              1.16x

-----------------------

(1) In computing the average balance of loans, non-accrual loans have been included.

(2)  Includes mortgage-backed securities available for sale at amortized cost.

(3)  Interest rate spread represents the difference between the average yield on
     interest-earning   assets  and  the   average   cost  of   interest-bearing
     liabilities.

(4) Net interest margin represents net interest income divided by average interest-earning assets.

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

                                     Year Ended December 31, 1997                Year Ended December 31, 1996
                                        Compared to Year Ended                      Compared to Year Ended
                                           December 31, 1996                           December 31, 1995
                               -------------------------------------       ---------------------------------------
                               Increase/(Decrease) Due to                  Increase/(Decrease) Due to
                               --------------------------                  --------------------------
                                Volume          Rate           Net          Volume           Rate            Net
                               --------        ------        -------       --------         -------        -------
                                                                 (In thousands)
Interest-earning assets:
   Mortgage loans net....    $    3,726        $  630        $ 4,356       $  3,416         $   610        $ 4,026
   Other loans...........           714           (84)           630            721              58            779
   Mortgage-backed
    securities...........        (5,965)         (163)        (6,128)        20,386             654         21,040
   Other Securities......          (542)          (93)          (635)        (1,615)            420         (1,195)
   Federal funds.........           419           172            591            679            (130)           549
                             ----------        ------        -------       --------         -------        -------
        Total............    $   (1,648)       $  462        $(1,186)      $ 23,587         $ 1,612        $25,199
                             ----------        ------        -------       --------         -------        -------
Interest-bearing liabilities:
    Deposits
       Time deposits.....      $ (2,286)       $ (444)       $(2,730)      $ 13,857         $   (43)       $13,814
       Money market
        accounts.........            73           255            328            356              57            413
       Savings accounts..            35           349            384          2,131              96          2,227
       Super NOW accounts           (26)          (13)           (39)           508               6            514
       Borrowings........           (30)            3            (27)        (1,165)           (162)        (1,327)
       ESOP obligation...           (21)           (8)           (29)           (26)             (5)           (31)
                             ----------        ------        -------       --------         -------        -------
        Total............    $   (2,255)       $  142        $(2,113)      $ 15,661         $   (51)       $15,610
                             ----------        ------        -------       --------         -------        -------
Net change in net interest
  income.................    $      607        $  320        $   927       $  7,926         $ 1,663        $ 9,589
                             ==========        ======        =======       ========         =======        =======


Comparison of Financial Condition at December 31, 1997 and 1996

     The Company's total assets were $ 765.4 million at December 31, 1997, as compared to $820.9 million at December 31, 1996. This decrease is due primarily to a decrease in deposits. For those same dates, deposits decreased $62.7 million to $673.4 million at December 31, 1997, as compared to $736.2 million at December 31, 1996. The increases in yields earned were a result of the redeployment of proceeds from the sale of mortgage-backed and other securities into the loan portfolio. Securities and mortgage-backed securities available for sale decreased $94.4 million to $279.8 million at December 31, 1997, as compared to $374.1 million at December 31, 1996. Loans, net increased $52.9 million to $391.4 million at December 31, 1997, as compared to $338.5 million at December 31, 1996. Goodwill decreased $3.7 million to $29.2 million at December 31, 1997, as compared to $32.8 million at December 31, 1996. Real estate owned increased $1.5 million to $2.4 million at December 31, 1997 as compared to December 31, 1996.

     Total stockholders' equity increased $4.0 million to $74.8 million at December 31, 1997, as compared to $70.8 million at December 31, 1996. This increase is due primarily to a $4.1 million decrease in the net unrealized loss on securities available for sale. The Bank's Tier 1 leverage capital ratio was 6.2% at December 31, 1997.

Comparison of Results of Operations

     Years Ended December 31, 1997 and 1996

     General. Net income for 1997 amounted to $2.3 million as compared to $1.7 million for 1996. The results for 1997 included a pre-tax charge of $2.8 million related to the termination of the Retirement Plan for the Board of Directors (the "Board Plan") and $330,000 of merger-related expenses in connection with the Company's announced Merger with HUBCO (these charges collectively referred to herein as "non-recurring expenses"). The results for 1996 included a pre-tax charge of $2.9 million related to the recapitalization of the Savings Association Insurance Fund ("SAIF").

     Net Interest Income. For 1997, net interest income totaled $24.5 million as compared to $23.6 million for 1996. The interest rate spread was 2.97% and 2.71% for 1997 and 1996, respectively. For those same periods, the net interest margin was 3.37% and 3.07%, respectively.

     Interest Income. Interest income was $53.2 million for 1997 as compared to $54.4 million for 1996. The yield earned on interest-earning assets was 7.31% for 1997 as compared to 7.09% for 1996. This increase in yield was offset by a decrease of $39.2 million in average interest earnings assets to $727.6 million for 1997, as compared to $766.7 million for 1996.

     The decrease in the balance of average interest-earning assets is due primarily to a decrease of $41.6 million in the average balances of deposits 1997, as compared to 1996. See "Interest Expense."

     Interest income on mortgage loans amounted to $26.9 million in 1997, as compared to $22.6 million in 1996. This increase is due to a $46.1 million or 16.1% increase in the average balance of mortgage loans to $331.4 million during 1997, as compared to $285.4 million in the prior year. In addition, the average yield earned on mortgage loans increased to 8.12% in 1997 as compared to 7.90% for 1996.

     The growth in the average balance of mortgage loans was due primarily to Management's strategy to redeploy funds received in the Acquisition from the securities portfolio to the loan portfolio and also due to continued loan demand. The increase in the yield earned during 1997 is primarily a result of a new ARM product that the Bank began to offer in 1996. These ARMs are primarily 5-year fixed rate loans that convert to 1-year ARMs after the initial 5-year period. These loans are not offered at introductory rates. The increase in yield is also due to the repricing of one-year ARMs that were originated in 1994 and 1995 at introductory rates. These ARMs repriced to higher rates due to the expiration of their initial lower introductory rates.

     Interest income on other loans totaled $2.7 million in 1997 as compared to $2.1 million for the prior year. This increase was primarily due to an increase in the average balance of other loans to $26.5 million during 1997 as compared to $19.6 million for 1996. This increase in the average balance of other loans was partially offset by a 41 basis point decrease in the average yield earned to 10.24% for 1997, as compared to 10.65% for 1996.

     Interest income on mortgage-backed securities amounted to $18.2 million for 1997, as compared to $24.3 million in 1996. This decrease was due primarily to a decrease in the average balance of mortgage-backed securities. During 1997, the average balance of mortgage-backed securities decreased $91.5 million or 24.7% to $278.5 million as compared to $370.0 million for 1996. The decrease in the average balances of mortgage-backed securities was a result of Management's strategy to redeploy funds currently invested in securities into the loan portfolio, which typically provides greater yields, and to fund deposit outflows.

     Interest income on other securities totaled $3.5 million in 1997 as compared to $4.1 million in 1996. This decrease was primarily the result of an $8.7 million decrease in the average balance of other securities to $56.6 million during 1997 as compared to the prior year. In addition, the yield earned on these securities decreased to 6.20% during 1997 as compared to 6.34% for 1996. The decrease in the average balance of other securities is a result of Management's strategy to redeploy funds currently invested in securities into the loan portfolio, which typically provides greater yields.

     Interest income on Federal funds amounted to $1.9 million for 1997, as compared to $1.3 million for 1996. This increase in Federal funds interest is due to a $8.0 million increase in the average balance to $34.4 million, and a 60 basis point increase in the average yield to 5.42%. The increase in the average balance of Federal funds is a result of the temporary investment of proceeds from the sale of mortgage-backed and other securities. The securities were sold to provide sufficient liquidity for loan originations and the anticipated outflow of time deposits as a result of Management's decision to reduce the interest rates paid on these deposits (see "Interest Expense").

     Interest Expense. Interest expense totaled $28.7 million in 1997 as compared to $30.8 million for 1996. This decrease is primarily due to a $42.4 million decrease in average interest-bearing liabilities to $660.3 million in 1997, as compared to $702.8 million for 1996. The average cost of interest-bearing liabilities remained virtually unchanged.

     Interest expense on savings accounts increased to $6.6 million in 1997 as compared to $6.2 million for the prior year. This increase was due to a $1.1 million increase in the average balance of savings accounts to $202.6 million as compared to 1996 and an 18 basis point increase in the average rate paid on savings accounts to 3.24%.

     Interest expense on time deposits totaled $19.2 million for 1997, as compared to $21.9 million for 1996. This decrease is due to a $43.4 million or 10.6% decrease in the average balance to $365.6 million and an 11 basis point decrease in the average rate paid to 5.25% in 1997. The decreases in the average balances of deposits are due to Management's strategy to reduce the interest rate paid on certain time deposits. Many of these time deposits were earning a premium rate. The deposit outflow is also due to disintermediation which is affecting many of the Bank's peer thrift institutions.

     Provision for Loan Losses. The provision for loan losses was $1.6 million for 1997 as compared to $1.4 million in 1996. Non-performing loans (loans that are 90 days or more past due) amounted to $3.5 million or 0.89% of total loans at December 31, 1997, as compared to $4.8 million or 1.40% of total loans at December 31, 1996. Non-performing assets amounted to $5.9 million or 0.77% of total assets at December 31, 1997 as compared to $5.7 million or 0.69% of total assets at December 31, 1996. Real estate owned increased $1.5 million to $2.4 million at December 31, 1997, as compared to $915,000 at December 31, 1996.

     The allowance for loan losses amounted to $2.8 million at December 31, 1997 which represented 80.5% of non-performing loans. At December 31, 1996, the allowance for loan losses amounted to $2.0 million or 41.1% of non-performing loans. Charge-offs, net of recoveries, totaled $718,000 in 1997, as compared to $1.1 million in 1996.

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

     Non-Interest Income. For the years ended December 31, 1997 and 1996, non-interest income totaled $4.7 million and $4.0 million, respectively. This increase is due to a $510,000 increase in service fees and, a $216,000 increase in net realized gains on securities sales, which was offset by a $22,000 decrease in other non-interest income. The increases in service fees are due primarily to changes in MSB's fee structure on deposit products and services. These changes were made during the third quarter of 1997 as part of a previously announced reengineering plan.

     Non-Interest Expense. Non-interest expense amounted to $20.7 million for the year ended December 31, 1997, as compared to $20.4 million in 1996 (excluding non-recurring expenses of $3.1 million in 1997 and the SAIF assessment of $2.9 million in 1996). Salaries and employee benefits increased $115,000 or 1.4% to $8.4 million for the year ended December 31, 1997. Federal deposit insurance premiums decreased $466,000 to $275,000 for 1997 as compared to the same period in 1996. These decreases reflect the lower insurance rates that resulted from the payment of the SAIF special assessment in the third quarter of 1996. Included in non-interest expense is a $2.8 million accrual for benefits that vested upon the termination of the Board Plan. The Board Plan was terminated in accordance with the Merger Agreement with HUBCO. Other non-interest expenses totaled $5.2 million in 1997 as compared to $4.7 million for 1996. This increase is due primarily to writedowns of $96,000 on certain foreclosed properties to reflect decreases in the asking prices of these properties in order to accelerate the sales process. In addition, other non-interest expenses in 1997 also included a charge-off of $181,000 related to certain official checks and transit items. These items related primarily to differences encountered during and subsequent to the conversion of depositor accounts assumed in the acquisition of seven branches from First Nationwide Bank.

     Years Ended December 31, 1996 and 1995

     General. Net income for 1996 totaled $1.7 million as compared to $2.4 million in 1995. Net income for 1996 included a pre-tax charge of $2.9 million related to the special one-time SAIF assessment, which was recognized by the Company in the third quarter of 1996.

     Net Interest Income. Net interest income for 1996 amounted to $23.6 million as compared to $14.0 million for 1995. The increase in net interest income is due primarily to the Acquisition as the average balance of net interest-earning assets increased to $64.0 million from $57.3 million in 1995. The interest rate spread decreased 6 basis points to 2.71% during 1996 as compared to 2.77% in 1995. The company's net interest margin was 3.07% and 3.35% in 1996 and 1995, respectively. The decreases in interest rate spread and net interest margin were due primarily to the First Nationwide Acquisition. The proceeds from the First Nationwide Acquisition were invested in securities which, in the aggregate, yield less than the Bank's loan portfolio. The purchases of these securities were not completed until the last week of January 1996; until such time the First Nationwide Acquisition and offering proceeds earned interest at the Federal funds rate of 5.25%. As a result, the Company earned a minimal interest rate spread on such proceeds during that time. In addition, 68.5% of the Acquired Deposits were time deposits with an average cost of 5.90%.

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

     Interest income on other loans increased to $2.1 million in 1996 as compared to $1.3 million for 1995. The average balance of other loans increased $6.8 million or 53.1% to $19.6 million in 1996 as compared to $12.8 million in 1995. The average yield earned on other loans increased 43 basis points to 10.65% as compared to 10.22% in 1995. The increase in the average balances of other loans is due to certain consumer loans acquired in the First Nationwide Acquisition and management's strategy to increase the commercial loan portfolio in order to increase the Company's interest rate spread.

     Interest income on mortgage-backed securities totaled $24.3 million in 1996 as compared to $3.3 million in 1995. This increase is due to a $311.9 million increase in the average balance of mortgage-backed securities to $370.0 million in 1996. In addition, the average yield on mortgage-backed securities increased 97 basis points to 6.57% in 1996 as compared to 5.60% in 1995. The increases in the average balance of mortgage-backed securities during 1996 are a result of the investment of proceeds from the First Nationwide Acquisition and Offering which totaled $409.6 million.

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

     Interest Expense. Interest expense in 1996 totaled $30.8 million as compared to $15.2 million in 1995. The average balance of interest-bearing liabilities amounted to $702.8 million in 1996 as compared to $359.5 million in 1995. The average cost of these liabilities increased 16 basis points to 4.38% in 1996. The growth in the average balance of interest-bearing liabilities is a result of the First Nationwide Acquisition. The Acquired Deposits totaled $414.8 million on January 12, 1996, the closing date of the First Nationwide Acquisition.

     Interest expense on savings accounts amounted to $6.2 million in 1996 as compared to $3.9 million in 1995. The average balance of savings accounts increased to $201.4 million in 1996 as compared to $131.8 million in 1995, an increase of $69.6 million or 52.8%. The average cost of savings accounts increased seven basis points to 3.06% in 1996 as compared to 2.99% in 1995. The increase in the average balance of savings accounts is a result of the First Nationwide Acquisition.

     Interest expense on time deposits amounted to $21.9 million in 1996 as compared to $8.1 million in 1995. The average balance of time deposits increased $258.4 million to $409.0 million in 1996 as compared to $150.6 million in 1995. This increase is a result of the First Nationwide Acquisition. The average cost of time deposits decreased 3 basis points to 5.36% in 1996.

     Interest expense on borrowings decreased $1.3 million in 1996 to $31,000 as compared to $1.4 million in 1995. This decrease is due to a decrease in the average balance of borrowings of $20.7 million to $561,000. The decrease in the average balance is due to management's strategy in 1995 of using borrowings to fund the purchase of securities, thereby leveraging the Bank's capital and increasing net interest income. However, the Bank's regulatory capital position decreased as a result of the First Nationwide Acquisition and the Bank repaid all borrowings during the fourth quarter of 1995.

     Provision for Loan Losses. The provision for loan losses amounted to $1.4 million in 1996 as compared to $483,000 in 1995. This increase is a result of increases in loan charge-offs and the size of the loan portfolio. For 1996, charge-offs totaled $1.1 million as compared to $307,000 for 1995. The increase in charge-offs during 1996 is due primarily to charge-offs related to non-owner occupied one to four-family mortgage loans with respect to which the Bank decided, based on the condition of the underlying properties and other factors, not to pursue foreclosure proceedings. The Bank significantly curtailed its lending activities related to these types of loans in 1996. The charge-offs for the year-ended December 31, 1996, also include a charge-off in the amount of $275,000 related to an unsecured commercial loan originated prior to the First Nationwide Acquisition. Non-performing loans (loans that are 90 days or more past due) were $4.8 million or 1.4% of total loans at December 31, 1996, as compared to $3.0 million or 1.05% of total loans at December 31, 1995. The increase in non-performing loans is a result of loans originated in the mid-1980's where the value of the underlying collateral has decreased, the growth in the size of the loan portfolio and the amount of time required to complete foreclosure proceedings. Non-performing assets totaled $5.7 million or 0.69% of total assets and $3.8 million or 0.83% of total assets at December 31, 1996 and 1995, respectively.

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

     Non-Interest Income. Non-interest income totaled $4.0 million in 1996 as compared to $2.2 million in 1995. Service fees and charges increased $1.5 million or 67.6% to $3.8 million in 1996. This increase is a result of the First Nationwide Acquisition. The increase in service charges on deposits for 1996 was offset by waived service charges on the Acquired Deposits until March 1, 1996. In addition, MSB waived $90,000 of additional service charges in limited circumstances for certain of the Acquired Deposits from March 1, 1996 to June 30, 1996, for various reasons related to the transition of accounts of First Nationwide to MSB. Although this has resulted in decreased fee income, Management believes that waiving these service charges was important for customer retention. Net realized securities gains amounted to $4,000 in 1996 as compared to a net realized loss of $142,000 in 1995. Other non-interest income amounted to $104,000 in 1996, as compared to $18,000 in 1995, and included a $103,000 realized gain in the sale of a clock collection that was owned by the Bank.

     Non-Interest Expense. Non-interest expense amounted to $23.4 million in 1996 as compared to $11.7 million in 1995. Included in non-interest expense is a $2.9 million pre-tax special one-time SAIF assessment. Salaries and employee benefits increased $2.5 million to $8.3 million in 1996 primarily as a result of adding 69 full-time equivalent employees for the Acquired Branches. Occupancy and equipment increased $730,000 to $3.1 million in 1996 as compared to $2.4 million in 1995 and other non-interest expense increased $5.2 million to $8.3 million for these same periods. These increases are primarily due to the operating expenses of the Acquired Branches. In addition, for 1996 as compared to 1995, legal expenses attributed to employee and stockholder litigation increased $107,000 to $508,000, losses on foreclosed real estate increased $96,000 to $237,000, goodwill amortization increased $3.4 million to $3.5 million and non-recurring expenses related to the Acquisition amounted to approximately $225,000.

     Income Tax Expense. Income tax expense amounted to $1.1 million in 1996, as compared to $1.6 million in 1995. The effective tax rates for 1996 and 1995 were 39.2% and 40.7%, respectively.

Liquidity and Capital Resources

     The Company's primary sources of funds are deposits, the proceeds from principal and interest payments on loans and the proceeds from the maturities of investments. Proceeds from securities and loan sales are also a source of funds. While maturities and scheduled amortization of loans and investments are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. For the year ended December 31, 1997, deposits decreased $62.7 million primarily as a result of Management's strategy of reducing the cost of time deposits. See "--Years Ended December 31, 1997 and 1996-Interest Expense."

     The Bank is required to maintain an average daily balance of liquid assets as a percentage of net withdrawable deposit accounts plus short-term borrowings as defined by the regulations of the OTS. The minimum required liquidity ratio is currently 5.0%. At December 31, 1997 the Bank's liquidity ratio under OTS regulations was 23.5%.

     The primary investing activity of the Company is the origination of loans and the purchase of securities. During the fiscal year ended December 31, 1997, the Company originated mortgage loans totaling $113.1 million. Since 1994 the demand for mortgage loans in the Bank's market area has remained strong. For the year ended

December 31, 1997, originations of other loans exceeded repayments by $9.3 million. During that same period, the Company purchased securities, including mortgage-backed securities, totaling $64.3 million.

     The Company's most liquid assets are cash and cash equivalents, which include investments in highly liquid, short-term securities. The levels of these assets are dependent on the Bank's operating, financing, lending and investing activities during any given period. The Company's ratios of cash and due from banks, Federal Funds and investment securities with remaining maturities of one year or less to total deposits were 7.1% and 6.7% at December 31, 1997 and 1996, respectively. At December 31, 1997, cash and cash equivalents, as defined above, totaled $48.1 million as compared to $49.0 million at December 31, 1996.

     Liquidity management for the Bank is both a daily and long-term function of the Bank's management strategy. Excess funds are generally invested in short-term investments such as Federal funds. In the event that the Bank should require funds beyond its ability to generate them internally, additional sources of funds are available through a $40.6 million line of credit from the FHLB of New York. In addition, the Bank may access funds, if necessary, through the Federal Reserve Bank of New York discount window.

     At December 31, 1997, the Bank had outstanding loan commitments of $68.2 million. The Bank anticipates that it will have sufficient funds available to meet its current loan and securities purchase commitments. Time deposits scheduled to mature in one year or less from December 31, 1997, totaled $253.7 million. Management believes that a significant portion of such deposits will remain with the Bank.

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

Year 2000

     The "Year 2000 Problem" centers on the inability of computer systems to recognize the Year 2000. Many existing computer programs and systems were originally programmed with six digit dates that provided only two digits to identify the calendar year in the date field, without considering the upcoming change in the century. With the impending millennium, these programs and computers will recognize "00" as the year 1900 rather than the year 2000. Like most financial service providers, the Company and its operations may be significantly affected by the Year 2000 Problem due to the nature of financial information. Software, hardware and equipment, both within and outside the Company's direct control and with whom the Company electronically or operationally interfaces (e.g., third party vendors providing data processing, information system management, maintenance of computer systems and credit bureau information), are likely to be affected. Furthermore, if computer systems are not adequately changed to identify the Year 2000, many computer applications could fail or create erroneous results. As a result, many calculations which rely on the date field information, such as interest, payment or due dates and other operating functions, will generate results which could be significantly misstated, and the Company could experience a temporary inability to process transactions, send invoices or engage in similar normal business activities. In addition, under certain circumstances, failure to adequately address the Year 2000 Problem could adversely affect the viability of the Company's suppliers and creditors and the creditworthiness of its borrowers. Thus, if not adequately addressed, the Year 2000 Problem could result in a significant adverse impact on the Company's products, services and competitive condition.

     In order to address the Year 2000 issue and to minimize its potential adverse impact, Management has begun a process to identify areas that will be affected by the Year 2000 Problem, assess its potential impact on the operations of the Company, monitor the progress of third party software vendors in addressing the matter, test changes provided by these vendors and develop contingency plans for any critical systems which are not effectively reprogrammed. The Company's plan is divided into the five phases: (1) awareness;
(2) assessment; (3) renovation; (4) validation; and (5) implementation.

     The Company has substantially completed the first two phases of the plan. As a result of the Company's Merger with HUBCO, the Company will be converting its various computer applications to HUBCO's computer systems. The Company presently believes that HUBCO is currently working internally and with external vendors on the final three phases of the plan and that with modifications to existing software and conversions to new software, the Year 2000 Problem will be mitigated without causing a material adverse impact on the operations of the Company. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 Problem could have a material impact on the operations of the Company.


ITEM 7A. Quantitive and Qualitative Disclosures About Market Risk

Market Risk

     Market risk is the risk of loss from adverse changes in market prices and rates. The Company's market risk arises primarily from interest rate risk inherent in its lending and deposit taking activities. To that end, management actively monitors and manages its interest rate risk exposure.

     The Company's profitability is affected by fluctuations in interest rates. A sudden and substantial increase in interest rates may adversely impact the Company's earnings to the extent that the interest rates borne by assets and liabilities do not changes at the same speed, to the same extent, or on the same basis. The Company monitors the impact of changes in interest rates on its net interest income using several tools. One such measure, required to be performed by OTS-regulated institutions, is the test specified by OTS Thrift Bulletin No. 13, "Interest Rate Risk Management." This test measures the change in interest rates in 100 basis point increments. Net portfolio value is defined as the net present value of assets, liabilities, and off-balance sheet contracts. Following are the estimated impacts of immediate changes in interest rates at the specified levels at December 31, 1997, calculated in compliance with Thrift Bulletin No. 13:

       Change in Interest Rates                         Percent Change in:
            (in basis points)           Net Interest Income(1)      Net Portfolio Value(2)
   ---------------------------------    ----------------------      ----------------------
   +400............................            (14.05)%                     (18.68)%
   +300............................             (9.96)                      (14.76)
   +200............................             (5.92)                      (10.38)
   +100............................             (2.74)                       (0.67)
   -100............................              2.72                         0.75
   -200............................              5.55                        13.10
   -300............................              9.22                        20.94
   -400............................             13.27                        29.81

-------------------------

(1) The percentage change in this column represents net interest income for 12 months in a stable interest rate environment versus the Net Interest Income in the various rate scenarios.

(2) The percentage change in this column represents net portfolio value of the Bank in a stable interest rate environment versus the net portfolio value in the various rate scenarios.

     The Company's primary objective in managing interest rate risk is to minimize the adverse impact of changes in interest rates on the Company's net interest income and capital, while structuring the Company's asset-liability structure to obtain the maximum yield-cost spread on that structure. The Company relies primarily on its asset-liability structure to control interest rate risk.

     The Company continually evaluates interest rate risk management opportunities, including the use of derivative financial instruments. Management has focused its efforts on increasing the Company's yield-cost spread through retail growth opportunities.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                      OF MSB BANCORP, INC. AND SUBSIDIARIES


Independent Auditors' Report of KPMG Peat Marwick LLP .....................   56

Independent Auditors' Report of Nugent & Haeussler, PC ....................   57

Consolidated Balance Sheets as of December 31, 1997 and 1996 ..............   58

Consolidated Statements of Income for the Years Ended
  December 31, 1997, 1996 and 1995 ........................................   59

Consolidated Statements of Changes in Stockholders' Equity
  for the Years Ended December 31, 1997, 1996 and 1995 ....................   60

Consolidated Statements of Cash Flows for the Years
  Ended December 31, 1997, 1996 and 1995 ..................................   61

Notes to Consolidated Financial Statements ................................   63

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
MSB Bancorp, Inc.:

We have audited the accompanying consolidated balance sheets of MSB Bancorp, Inc. and Subsidiaries as of December 31, 1997 and 1996 and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the years in the two-year period then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MSB Bancorp, Inc. and Subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the two-year period then ended in conformity with generally accepted accounting principles.





                                             KPMG Peat Marwick LLP


Short Hills, New Jersey
January 27, 1998

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
MSB Bancorp, Inc.

     We have audited the consolidated financial statements of MSB Bancorp, Inc. and subsidiary as listed in the accompanying index as of December 31, 1995 and for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MSB Bancorp, Inc. and subsidiary as of December 31, 1995, and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.

     As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" and Statement of Financial Accounting Standards No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures" effective January 1, 1995.




                                        NUGENT & HAEUSSLER, P.C.



January 30, 1996
Newburgh, New York

                       MSB Bancorp, Inc. and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS

                                                                                    December 31       December 31
                                                                                        1997             1996
                                                                                    -----------       -----------
                                                                                 (In thousands, except shares and
                                                                                         per share amounts)
Assets
    Cash and due from banks..................................................       $    16,834       $    16,375
    Federal funds sold.......................................................            21,065            32,590
    Securities available for sale (note 3)...................................            54,082            50,685
    Mortgage-backed securities available for sale (note 4)...................           225,680           323,428
    Loans, net (notes 5, 6 and 14)...........................................           391,429           338,491
    Premises and equipment, net (note 7).....................................            14,062            14,869
    Accrued interest receivable..............................................             5,049             5,552
    Real estate owned (note 8)...............................................             2,443               915
    Goodwill.................................................................            29,173            32,835
    Other assets (note 11)...................................................             5,550             5,176
                                                                                    -----------       -----------
       Total assets..........................................................       $   765,367       $   820,916
                                                                                    ===========       ===========

Liabilities and Stockholders' Equity
    Liabilities
       Deposits (note 9).....................................................       $   673,432       $   736,161
       Mortgagors' escrow deposits...........................................             2,247             1,849
       Accrued expenses and other liabilities................................            14,730            11,684
       ESOP obligation (note 13).............................................               182               432
                                                                                    -----------       -----------
           Total liabilities.................................................           690,591       $   750,126
                                                                                    -----------       -----------

    Commitments and contingencies (note 14)

    Stockholders' equity (notes 11, 12 and 13)
       Preferred stock ($.01 par value;  1,000,000  shares  authorized;
            600,000 shares issued at December 31, 1997 and 1996) ............                 6                 6
       Common  stock ($.01 par value;  5,000,000  shares  authorized;
            3,045,000 shares issued at December 31, 1997 and 1996) ..........                30                30
       Additional paid-in capital............................................            48,069            48,163
       Retained earnings.....................................................            31,458            32,009
       Treasury  stock,  at cost (200,847  shares and 211,064 shares at
            December 31, 1997 and 1996, respectively)........................            (3,941)           (4,137)
       Unallocated ESOP stock................................................              (182)             (432)
       Unallocated BRP stock.................................................               (42)             (172)
       Net unrealized loss on securities available for sale..................              (622)           (4,677)
                                                                                    ------------      -----------
           Total stockholders' equity........................................       $    74,776       $    70,790
                                                                                    -----------       -----------
           Total liabilities and stockholders' equity........................       $   765,367       $   820,916
                                                                                    ===========       ===========


        See accompanying notes to the consolidated financial statements.

                       MSB Bancorp, Inc. and Subsidiaries

                        CONSOLIDATED STATEMENTS OF INCOME


                                                                                                    For the Year Ended
                                                                                                        December 31
                                                                                         ------------------------------------------
                                                                                           1997             1996             1995
                                                                                         --------         --------         --------
                                                                                             (In thousands except shares
                                                                                                 and per share amounts)
Interest Income
    Mortgage loans .............................................................         $ 26,908         $ 22,552         $ 18,526
    Other loans ................................................................            2,714            2,084            1,305
    Mortgage-backed securities .................................................           18,165           24,293            3,253
    Securities .................................................................            3,509            4,144            5,339
    Federal funds sold .........................................................            1,868            1,277              728
                                                                                         --------         --------         --------
    Total interest income ......................................................           53,164           54,350           29,151

Interest Expense
    Interest on deposits (note 9) ..............................................           28,653           30,710           13,742
    Interest on borrowings (note 10) ...........................................                4               31            1,358
    Interest on ESOP obligation ................................................               23               52               83
                                                                                         --------         --------         --------
    Total interest expense .....................................................           28,680           30,793           15,183
                                                                                         --------         --------         --------
Net interest income before provision for loan losses ...........................           24,484           23,557           13,968
Provision for loan losses (note 6) .............................................            1,565            1,400              483
                                                                                         --------         --------         --------
Net interest income after provision for loan losses ............................           22,919           22,157           13,485
                                                                                         --------         --------         --------

Non-Interest Income
    Service fees ...............................................................            4,278            3,768            2,248
    Net realized gains (losses) on securities (notes 2, 3 and 4) ...............              220                4             (142)
    Net realized gains on loan sales ...........................................              158              151               44
    Other non-interest income ..................................................               82              104               18
                                                                                         --------         --------         --------
                                                                                            4,738            4,027            2,168
                                                                                         --------         --------         --------
Non-Interest Expense
    Salaries and employee benefits (note 13) ...................................            8,419            8,304            5,771
    Occupancy and equipment (note 7) ...........................................            3,188            3,145            2,415
    Federal deposit insurance premiums .........................................              275              741              456
    Goodwill amortization ......................................................            3,662            3,517              137
    Other non-interest expense .................................................            5,180            4,737            2,891
    Termination of Retirement Plan for Directors (note 13) .....................            2,800               --               --
    Merger-related expenses ....................................................              330               --               --
    SAIF recapitalization assessment (note 18) .................................               --            2,925               --
                                                                                         --------         --------         --------
                                                                                           23,854           23,369           11,670
                                                                                         --------         --------         --------
Income before income taxes .....................................................            3,803            2,815            3,983
Income tax expense (note 11) ...................................................            1,522            1,104            1,622
                                                                                         --------         --------         --------
Net Income .....................................................................         $  2,281         $  1,711         $  2,361
                                                                                         ========         ========         ========
Basic earnings per share .......................................................         $   0.40         $   0.22         $   1.46
                                                                                         ========         ========         ========
Diluted earnings per share .....................................................         $   0.40         $   0.22         $   1.42
                                                                                         ========         ========         ========



        See accompanying notes to the consolidated financial statements.

                       MSB Bancorp, Inc. and Subsidiaries

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                        Shares Outstanding
                                    ------------------------                 Paid-In       Retained
                                      Common      Preferred    Par Value     Capital       Earnings
                                    ----------    ----------   ----------   ----------    ----------
                                            (In thousands, except shares and per share amounts)
Balance at December 31, 1994.....    1,696,983            --   $       18   $   16,385     $  31,665
                                    ----------    ----------   ----------   ----------    ----------
Net income ......................           --            --           --           --         2,361
Exercise of stock options .......       21,204            --           --         (187)           --
Purchase of treasury stock ......      (90,251)           --           --           --           --
Allocation of ESOP stock ........           --            --           --           --            --
Amortization of BRP awards ......           --            --           --           --            --
Dividends declared ..............           --            --           --           --          (979)
Tax benefits related to stock ...           --            --           --           --            63
   compensation plans
Change in net unrealized loss on
   securities available for sale,
   net of tax effect                        --            --           --           --            --
                                    ----------    ----------   ----------   ----------    ----------
Balance at December 31, 1995 ....    1,627,936            --           18       16,198        33,110
                                    ----------    ----------   ----------   ----------    ----------
Net income ......................           --            --           --           --         1,711
Sale of Common Stock ............    1,205,000            --           12       19,553            --
Sale of Preferred Stock .........           --            --            6       12,442            --
Exercise of stock options .......        1,000            --           --          (30)           --
Purchase of treasury stock ......           --            --           --           --            --
Allocation of ESOP stock ........           --            --           --           --            --
Amortization of BRP awards ......           --            --           --           --            --
Dividends declared ..............           --            --           --           --        (2,852)
Tax benefits related to stock
   compensation plans ...........           --            --           --           --            40
Change in net unrealized loss on
   securities available for sale,
   net of tax effect ............           --            --           --           --            --
                                    ----------    ----------   ----------   ----------    ----------
Balance at December 31, 1996 ....    2,833,936       600,000           36       48,163        32,009
                                    ----------    ----------   ----------   ----------    ----------
Net income ......................           --            --           --           --         2,281
Exercise of stock options .......       10,217            --           --          (94)           --
Allocation of ESOP stock ........           --            --           --           --            --
Amortization of BRP awards ......           --            --           --           --            --
Dividends declared ..............           --            --           --           --        (2,839)
Tax benefits related to stock
   compensation plans ...........           --            --           --           --             7
Change in net unrealized loss on
   securities available for sale,
   net of tax effect ............           --            --           --           --            --
                                    ----------    ----------   ----------   ----------    ----------
Balance at December 31, 1997 ....    2,844,153       600,000           36       48,069        31,458
                                    ==========    ==========   ==========   ==========    ==========

                                                  Common         Common          Net
                                                   Stock          Stock      Unrealized
                                    Treasury      Acquired       Acquired      Loss on
                                      Stock        By ESOP        By BRP      Securities      Total
                                    ----------    ----------    ----------    ----------    ----------
                                            (In thousands, except shares and per share amounts)
Balance at December 31, 1994.....   $   (2,518)      $(1,051)     $   (432)     $ (4,443)     $ 39,624
                                    ----------    ----------    ----------    ----------    ----------
Net income ......................           --            --            --            --         2,361
Exercise of stock options .......   $      399            --            --            --           212
Purchase of treasury stock ......       (2,038)           --            --            --        (2,038)
Allocation of ESOP stock ........           --           309            --            --           309
Amortization of BRP awards ......           --            --           129            --           129
Dividends declared ..............           --            --            --            --          (979)
Tax benefits related to stock ...           --            --            --            --            63
   compensation plans
Change in net unrealized loss on
   securities available for sale,
   net of tax effect                        --            --            --         4,315         4,315
                                    ----------    ----------    ----------    ----------    ----------
Balance at December 31, 1995 ....       (4,157)         (742)         (303)         (128)   $   43,996
                                    ----------    ----------    ----------    ----------    ----------
Net income ......................           --            --            --            --         1,711
Sale of Common Stock ............           --            --            --            --        19,565
Sale of Preferred Stock .........           --            --            --            --        12,448
Exercise of stock options .......           20            --            --            --           (10)
Purchase of treasury stock ......           --            --            --            --            --
Allocation of ESOP stock ........           --           310            --            --           310
Amortization of BRP awards ......           --            --           131            --           131
Dividends declared ..............           --            --            --            --        (2,852)
Tax benefits related to stock
   compensation plans ...........           --            --            --            --            40
Change in net unrealized loss on
   securities available for sale,
   net of tax effect ............           --            --            --        (4,549)       (4,549)
                                    ----------    ----------    ----------    ----------    ----------
Balance at December 31, 1996 ....       (4,137)         (432)         (172)       (4,677)   $   70,790
                                    ----------    ----------    ----------    ----------    ----------
Net income ......................           --            --            --            --         2,281
Exercise of stock options .......          196            --            --            --           102
Allocation of ESOP stock ........           --           250            --            --           250
Amortization of BRP awards ......           --            --           130            --           130
Dividends declared ..............           --            --            --            --        (2,839)
Tax benefits related to stock
   compensation plans ...........           --            --            --            --             7
Change in net unrealized loss on
   securities available for sale,
   net of tax effect ............           --            --            --         4,055         4,055
                                    ----------    ----------    ----------    ----------    ----------
Balance at December 31, 1997 ....       (3,941)         (182)          (42)         (622)   $   74,776
                                    ==========    ==========    ==========    ==========    ==========

        See accompanying notes to the consolidated financial statements.

                       MSB Bancorp, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                   For the Year Ended
                                                                                                       December 31
                                                                                      ---------------------------------------------
                                                                                        1997              1996              1995
                                                                                      ---------         ---------         ---------
                                                                                                     (In thousands)
Operating Activities

  Net income .................................................................        $   2,281         $   1,711         $   2,361
  Adjustments  to  reconcile  net  income  to net cash
    provided  by operating activities:
  Net realized losses (gains) on securities ..................................             (220)               (4)              142
  Net gain on sale of loans ..................................................             (158)             (151)              (44)
  Origination of mortgage loans held for sale ................................          (14,130)          (10,584)           (6,944)
  Proceeds from the sales of mortgage loans ..................................           13,880            11,166             6,029
  Proceeds from the sale of student loans ....................................            1,646             1,544             1,619
  Amortization of net deferred loan origination fees .........................             (130)             (170)             (299)
  Amortization of premiums (discounts) on securities .........................            1,177             1,091                68
  Depreciation and amortization ..............................................            1,263             1,256               942
  Provision for loan losses ..................................................            1,565             1,400               483
  Write-downs of real estate owned ...........................................              188               237               141
  Goodwill amortization ......................................................            3,662             3,517               137
  Decrease (increase) in accrued interest receivable .........................              503            (2,294)             (393)
  Decrease (increase) in prepaid expenses and other assets ...................           (1,857)            2,538             2,307
  Increase (decrease) in accrued expenses and other liabilities ..............            3,094            (6,965)            9,892
  Net change in Federal and State income taxes payable and
    receivables ..............................................................             (842)             (528)            1,023
  Deferred income taxes ......................................................             (351)             (668)              (51)
  Other ......................................................................             (302)              138               248
                                                                                      ---------         ---------         ---------
    Net cash provided by operating activities ................................        $  11,269         $   3,234         $  17,661
                                                                                      ---------         ---------         ---------

  Investing Activities

  Net increase in loans ......................................................        $ (58,026)        $ (62,273)        $ (51,248)
  Proceeds from the sale of securities held to maturity ......................               --                --             3,000
  Maturities and redemption of debt securities ...............................               49            14,143            38,650
  Purchases of securities available for sale .................................          (10,724)          (27,448)          (47,516)
  Proceeds from the sale of securities available for sale ....................            8,544            36,841            16,094
  Purchases of mortgage-backed securities available for sale .................          (53,590)         (386,330)          (29,988)
  Repayments of mortgage-backed securities available for sale ................           27,408            16,775             8,930
  Proceeds from the sale of mortgage-backed securities available
    for sale .................................................................          128,555            88,554            20,063
  Repayments of asset-backed securities ......................................               --               143               752
  Proceeds from the sale of real estate owned, net ...........................            1,171               397               803
  Cash received in acquisition of branch offices .............................               --           380,299            20,934
  Purchases of premises and equipment, net ...................................             (460)           (3,920)           (2,986)
                                                                                      ---------         ---------         ---------
    Net cash provided by (used in) investing activities ......................        $  42,927         $  57,181         $ (22,512)
                                                                                      ---------         ---------         ---------


     See accompanying notes to the consolidated financial statements.

                       MSB Bancorp, Inc. and Subsidiaries

                                                                                                   For the Year Ended
                                                                                                       December 31
                                                                                      ---------------------------------------------
                                                                                        1997              1996              1995
                                                                                      ---------         ---------         ---------
                                                                                                     (In thousands)
Financing Activities

    Proceeds from Offering ...................................................               --         $  32,013                --
    Net change in deposits ...................................................        $ (62,729)          (67,630)        $  12,217
    Net increase in mortgagors' escrow deposits ..............................              398                10               117
    Proceeds from borrowings .................................................               55            12,100            43,640
    Repayments of borrowings .................................................               --           (12,100)          (43,640)
    Repayment of ESOP loan ...................................................             (250)             (310)             (309)
    Proceeds from the exercise of stock options ..............................              102                40               212
    Purchase of treasury stock ...............................................               --                --            (2,038)
    Payment of common and preferred stock dividends ..........................           (2,838)           (2,387)             (979)
                                                                                      ---------         ---------         ---------
       Net cash provided by (used in) financing activities ...................          (65,262)          (38,264)            9,220
                                                                                      ---------         ---------         ---------
    Increase (decrease) in cash and cash equivalents .........................          (11,066)           22,151             4,369
    Cash and cash equivalents at beginning of year ...........................           48,965            26,814            22,445
                                                                                      ---------         ---------         ---------
    Cash and cash equivalents at end of year .................................        $  37,899         $  48,965         $  26,814
                                                                                      =========         =========         =========
Supplemental Information
    Interest paid on deposits ................................................        $  28,653         $  30,710         $  13,742
    Income taxes paid ........................................................            2,416             2,300               613
                                                                                      =========         =========         =========
    Non-cash transactions:
      Transfer of balances from loans  receivable to
        real estate owned ....................................................        $   2,839         $   1,044         $     955
                                                                                      =========         =========         =========

      Transfer of securities  from the  investment
        portfolio to securities available for sale ...........................        $      --         $      --         $  18,576
                                                                                      =========         =========         =========

      Transfer of mortgage-backed  securities to
        mortgage-backed securities available for sale ........................        $      --         $      --         $     504
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

     In September 1995, the Bank entered into an Asset Purchase and Sale Agreement (as amended, the "First Nationwide Agreement") with First Nationwide pursuant to which the Bank acquired certain assets and the assumed certain liabilities relating to seven First Nationwide branch offices located in Carmel, Liberty, Mahopac, Monticello, Port Jervis, Warwick and Washingtonville, New York (the "First Nationwide Branches"). The closing took place on January 12, 1996 (the "Closing Date") whereupon the Bank assumed the deposits (the "First Nationwide Deposits") of the First Nationwide Branches.

     On January 12, 1996, the First Nationwide Deposits totaled $414.8 million. In addition, the Bank acquired certain assets related to the First Nationwide Branches, including facilities and fixed operating assets associated with the First Nationwide Branches at a purchase price of approximately $2.9 million, and certain savings account and overdraft loans which totaled $1.0 million at January 12, 1996, at face value. The total amount of goodwill recorded as a result of the Acquisition totaled $34.5 million.

     On October 27, 1995, the Bank converted from a New York state-chartered savings bank to a federal savings bank in order to facilitate the Acquisition as well as future expansion. In addition, the Bank changed its name to MSB Bank. As a consequence of the conversion, the Company became a savings and loan holding company subject to the regulations, examination and supervision of the Office of Thrift Supervision (the "OTS"). Prior to the conversion of the Bank to a federal savings bank, the Company was a bank holding company subject to the regulation, examination and supervision of the Federal Reserve Board ("FRB").

     On December 16, 1997, the Company announced the signing of the Merger Agreement by and among HUBCO, the Company, and the Bank. The Merger Agreement provides for the Company to be merged with HUBCO (the "Merger"), with HUBCO as the surviving corporation. HUBCO, a bank holding company incorporated in New Jersey, is the parent corporation of Hudson United Bank, a New Jersey-based bank
(HUB), and Lafayette American Bank, a Connecticut-based bank ("Lafayette"). Prior to closing the Merger, HUBCO expects to complete its pending acquisition of Poughkeepsie Financial Corp. ("PFC") and PFC's subsidiary, Bank of the Hudson ("BTH"), a New York-based bank. HUBCO anticipates that BTH will serve as HUBCO's New York bank subsidiary and that MSB Bank will be merged into BTH following the Merger.

                       MSB Bancorp, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Upon completion of the Merger, each share of common stock, par value $0.01 per share, of the Company ("MSB Common Stock"), other than Excluded Shares (as defined below), will be converted into a number of shares (the "Exchange Ratio") of common stock of HUBCO, no par value ("HUBCO Common Stock"). The Merger Agreement provides that the Exchange Ratio will be equal to $36.02 divided by the Median Pre-Closing Price (as defined below) of HUBCO Common Stock, provided that the Median Pre-Closing Price is between $34.97 and $37.13. ("Median Pre-Closing Price" will be determined by taking the price half-way between the closing prices of HUBCO Common Stock after discarding the four lowest and four highest closing prices during the ten-trading day period ending on the day the parties receive final federal bank regulatory approval for the Merger.) A "Minimum Exchange Ratio" of 0.97 will apply if the Median Pre-Closing Price is greater than $37.13, and a "Maximum Exchange Ratio" of 1.03 will apply if the Median Pre-Closing Price is less than $34.97. HUBCO will pay cash in lieu of issuing fractional shares. The Exchange Ratio is subject to adjustment specified in the Merger Agreement to prevent dilution. "Excluded Shares" are those shares of MSB Common Stock which are (i) held by MSB as treasury shares, or (ii) held by HUBCO or any of its subsidiaries (other than shares held as trustee or in a fiduciary capacity and shares held as collateral on or in lieu of a debt previously contracted).

     HUBCO currently holds all the outstanding shares of 8.75% Cumulative Convertible Preferred Stock, Series A, $.01 par value of the Company ("Series A Preferred Stock"). All Series A Preferred Stock held by HUBCO will be canceled in the Merger. While HUBCO does not currently anticipate transferring any of the Series A Preferred Stock, if it were to transfer any Series A Preferred Stock, the transferred shares (with certain limited exceptions) would be converted in the Merger into shares of a newly created series of HUBCO preferred stock having terms substantially identical to the Series A Preferred Stock (the "New HUBCO Preferred Stock" and, together with the HUBCO Common Stock, the "HUBCO Stock").

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

                       MSB Bancorp, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

Loans

     Loans, other than those held for sale and those considered impaired, are carried at current unpaid principal balances less the allowance for loan losses and net deferred loan fees.

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

     The allowance for loan losses is increased by provisions charged to operations and decreased by charge-offs (net of recoveries). Management's periodic evaluation of the adequacy of the allowance considers factors such as the Bank's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrowers' ability to repay, estimated value of any underlying collateral, and current and prospective economic conditions. Management believes that the allowance for loan losses is adequate. While management estimates loan losses using the best available information, such as independent appraisals for significant collateral properties, future adjustments to the allowance may be necessary based on changes in economic and real estate market conditions, further information obtained regarding known problem loans, identification of additional problem loans, and other factors. In addition, various regulatory agencies, as an integral part of their routine examination process, periodically review the Company's allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

     A loan is considered impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impairment of a loan is measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. If the measure of the impaired loan is less than the recorded investment in the loan, the Company recognizes an impairment by recording a valuation allowance with a corresponding charge to the provision for loan losses. The measurement of impairment is applicable to all loans that are identified for evaluation of impairment except for, among others, large groups of smaller-balance homogenous loans, such as residential mortgage loans and consumer installment loans, that are collectively evaluated for impairment and loans that are measured at fair value or the lower of cost of fair value.

     An insignificant payment delay, which is defined by the Company as up to 90 days, will not cause a loan to be classified as impaired. In addition, a loan is not considered impaired when payments are delayed, but the Company expects to collect all amounts due, including accrued interest for the period of delay. All loans identified as impaired are evaluated independently. The Company does not aggregate impaired loans for evaluation purposes. Payments received on impaired loans are applied first to accrued interest, if any, and then to principal.

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

Real Estate Owned

     Real estate owned include properties acquired through legal foreclosure. These properties are initially recorded at the lower of cost or the fair value of the property less estimated selling costs. Any resulting write-downs are charged to the allowance for loan losses. Thereafter, these properties are carried at the lower of cost or estimated fair value less estimated selling costs.

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

                       MSB Bancorp, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


deferred tax assets and liabilities of a change in tax rates is recognized as income in the period that includes the enactment date.

                       MSB Bancorp, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Net Income Per Share

     The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128") effective December 31, 1997. SFAS 128 established standards for computing and presenting earnings per share ("EPS") and applies to entities with publicly held common stock or potential common stock. SFAS 128 replaces the presentation of primary EPS with a presentation of basic EPS and requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures. For purposes of calculating basic earnings per share, the number of weighted average shares were 2,837,678, 2,779,725 and 1,616,497 for 1997, 1996 and 1995,
respectively. Diluted weighted average shares included common stock equivalents of 31,846, 29,277 and 47,228 in 1997, 1996 and 1995, respectively.

Stock Based Compensation

     Prior to January 1, 1996, the Company accounted for its stock option plans in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. As such, compensation expense would be recorded on the date of the grant only if the current market price of underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123) which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of the grant. Alternatively, SFAS 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro-forma net income and pro-forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS 123 had been applied. The Company has elected to apply the provisions of APB Opinion No. 25 and provide the pro-forma disclosure provisions of SFAS 123 as applicable. The Company made no stock-based awards to employees or directors during the years ended December 31, 1997 and 1996.

(2)  INVESTMENT SECURITIES HELD TO MATURITY

     The Company had no investment securities classified as held to maturity at December 31, 1997 and 1996. No investment securities were sold during 1997 and 1996. Realized gains and losses on sales of investment securities were none and $175,000, respectively, during 1995. The proceeds from these sales totaled $3.0 million in 1995. The securities sold during 1995 had remaining terms to maturity of less than three months. Included in realized losses for fiscal 1995 is a $142,000 loss related to the permanent impairment of certain investment securities.

                       MSB Bancorp, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(3)  SECURITIES AVAILABLE FOR SALE

         The following is a summary of securities available for sale:

                                                                  Gross            Gross
                                               Amortized       Unrealized        Unrealized          Fair
                                                  Cost            Gains            Losses            Value
                                              ----------       ----------        ----------        ----------
December 31, 1997                                                      (In thousands)
-----------------
Debt securities:
    United States  Government  and related
      obligations.........................  $     49,082     $         25      $        333      $     48,774
    Other investment grade bonds..........         1,101               13                --             1,114
                                              ----------       ----------        ----------        ----------
Total debt securities.....................        50,183               38               333            49,888

Equity securities:
    Mutual funds..........................         1,234               --                61             1,173
    Corporate equity......................         3,002               19                --             3,021
                                              ----------       ----------        ----------        ----------
    Total equity securities...............         4,236               19                61             4,194
                                              ----------       ----------        ----------        ----------
Total debt and equity securities..........  $     54,419     $         57      $        394      $     54,082
                                              ==========       ==========        ==========        ==========


                                                                  Gross             Gross
                                               Amortized        Unrealized        Unrealized          Fair
                                                  Cost             Gains            Losses            Value
                                              ----------       ----------        ----------        ----------
December 31, 1996                                                      (In thousands)
-----------------
Debt securities:
    United States Government and related
      obligations.........................    $   46,113       $       --        $    1,225        $   44,888
    Other investment grade bonds..........         2,111               --                37             2,074
                                              ----------       ----------        ----------        ----------
Total debt securities.....................        48,224               --             1,262            46,962

Equity securities:
    Mutual funds..........................         1,221               --                92             1,129
    Corporate equity......................         2,586                8                --             2,594
                                              ----------       ----------        ----------        ----------
    Total equity securities...............         3,807                8                92             3,723
                                              ----------       ----------        ----------        ----------
Total debt and equity securities..........  $     52,031     $          8      $      1,354      $     50,685
                                              ==========       ==========        ==========        ==========

                       MSB Bancorp, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The amortized cost and estimated market value of debt securities available for sale at December 31, 1997 by contractual maturity are shown below. Expected maturities will differ from contractual maturities, because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                                Estimated
                                                             Amortized             Fair
                                                                Cost               Value
                                                            -----------         -----------
                                                                     (In thousands)
Due in one year or less.................................    $     9,101         $     9,076
Due after one year through five years...................         15,667              15,398
Due after five years through ten years..................         25,415              25,414
                                                            -----------         -----------
                                                            $    50,183         $    49,888
                                                            ===========         ===========

     The following is a summary of realized securities gains (losses) for the periods indicated:

                                                                For the Year Ended
                                                                   December 31,
                                                      --------------------------------------
                                                      1997             1996             1995
                                                      ----             ----             ----
                                                                  (In thousands)
Debt securities
   Gross realized gains........................  $        189     $        108     $         55
   Gross realized losses.......................            --               32               45
                                                   ----------       ----------       ----------
                                                          189               76               10
                                                   ----------     ------------     ------------
Equity securities
   Gross realized gains........................            --               --                3
   Gross realized losses.......................            --               --               --
                                                 ------------       ----------       ----------
   Net realized gains..........................            --               --                3
                                                 ------------       ----------       ----------
   Net security gains..........................  $        189     $         76     $         13
                                                 ============       ==========       ==========

     Included in corporate equity securities at December 31, 1997 and 1996 is $2.8 million and $2.4 million, respectively, of Federal Home Loan Bank capital stock, which is restricted to sale only to member financial institutions.

     Proceeds from sales of debt securities totaled $8,544,000, $36,841,000 and $16,094,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

                       MSB Bancorp, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(4)  MORTGAGE-BACKED SECURITIES AVAILABLE FOR SALE

     Mortgage-backed securities available for sale are summarized as follows:

                                                                          Gross             Gross
                                                       Amortized        Unrealized        Unrealized          Fair
                                                          Cost             Gains            Losses            Value
                                                      -----------      -----------       -----------       -----------
December 31, 1997                                                              (In thousands)
-----------------
Collateralized mortgage obligations:
    Federal Home Loan Mortgage Corporation.......     $    32,509      $        17       $       179       $    32,347
    Federal National Mortgage Association........          48,491                8               288            48,211
    Other Collateralized mortgage obligations....         140,400              186               393           140,193
Mortgage pass throughs...........................           4,971               --                42             4,929
                                                      -----------      -----------       -----------       -----------
                                                      $   226,371      $       211       $       902       $   225,680
                                                      ===========      ===========       ===========        ==========
December 31, 1996
-----------------
Collateralized mortgage obligations:
    Federal Home Loan Mortgage Corporation.......     $   106,832      $        --       $     1,255       $   105,577
    Federal National Mortgage Association........          37,045               --               811            36,234
    Other Collateralized mortgage obligations....         163,321               --             3,574           159,747
Mortgage pass throughs...........................          22,672               --               802            21,870
                                                      -----------      -----------       -----------       -----------
                                                      $   329,870      $        --       $     6,442       $   323,428
                                                      ===========      ===========       ===========       ===========

     Gross realized gains and losses on sales of mortgage-backed securities available for sale were $64,000 and $33,000, $79,000 and $151,000, and $50,000 and $30,000, respectively, during 1997, 1996 and 1995, respectively. The proceeds from these sales amounted to $128,555,000, $88,554,000 and $20,063,000.

                       MSB Bancorp, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(5)  LOANS

         Loans consist of the following:
                                                             December 31,
                                                      -------------------------
                                                         1997            1996
                                                      ---------       ---------
Real estate loans                                          (In thousands)
    Residential
      One-to-four family dwellings .............      $ 287,914       $ 256,853
      Multi-family .............................         17,565          14,362
      Held for sale ............................          1,052             644
    Commercial .................................         56,179          45,463
                                                      ---------       ---------
   Total real estate loans .....................      $ 362,710       $ 317,322

Other loans
    Secured by savings accounts ................            714             770
    Property improvement .......................             34              97
    Education ..................................          1,609           1,955
    Consumer ...................................         14,358           9,368
    Commercial .................................         11,893           8,756
    Checking overdraft lines of credit .........          1,472           1,487
    Other ......................................            734             701
                                                      ---------       ---------
      Total other loans ........................      $  30,814       $  23,134
                                                      ---------       ---------
      Total loans, gross .......................      $ 393,524       $ 340,456
Net deferred loan origination fees .............            712              (5)
Allowance for loan losses ......................         (2,807)         (1,960)
                                                      ---------       ---------
    Total loans, net ...........................      $ 391,429       $ 338,491
                                                      =========       =========

     The following table sets forth information with respect to non-performing loans which are past due 90 days or more:

                                                                           December 31,
                                                         --------------------------------------------
                                                             1997             1996            1995
                                                         ----------        ----------       ---------
                                                                          (In thousands)
Loans In non-accrual status
    One-to-four family residential mortgage loans....     $   3,005        $    3,364       $   2,343
    Multi-family mortgage loans......................           294                69              69
    Commercial mortgage loans........................            --             1,125             488
    Other loans......................................           189               217              61
                                                         ----------        ----------       ---------
      Total loans in non-accrual status..............     $   3,488        $    4,775       $   2,961
                                                          ---------        ----------       ---------
       Total non-performing loans....................     $   3,488        $    4,775       $   2,961
                                                          =========        ==========       =========

                       MSB Bancorp, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     As of December 31, 1997, the total recorded investment in impaired loans was $6.9 million which consisted of $6.4 million of potential problem loans and $424,000 of loans in non-accrual status. In addition, impaired loans consisted of $6.5 million of mortgage loans that were measured with reference to the appraised value of the collateral property and $400,000 of loans measured based on expected cash flows. As of December 31, 1996, the total recorded investment in impaired loans was $2,399,000, which consisted of $1,227,000 of loans that are potential problem loans and $1,172,000 of loans that are in non-accrual status. In addition, impaired loans consisted of $1,999,000 of commercial mortgage loans that were measured with reference to the appraised value of the collateral property and $400,000 of commercial loans measured based on expected cash flows. The average balance of impaired loans during 1997 and 1996 amounted to $5,653,000 and $1,817,000, respectively. At December 31, 1997 and 1996, the allowance related to impaired loans as determined under SFAS No. 114 amounted to $925,000 and none, respectively. Interest income recognized on impaired loans was not significant for the years ended December 31, 1997 and 1996.

     If non-accrual loans had continued to realize interest in accordance with their contractual terms, approximately $313,000, $413,000 and $134,000 of interest income would have been realized for the years ended December 31, 1997, 1996 and 1995, respectively.

     The Bank originates loans primarily in the New York counties of Orange, Ulster, Putnam and Sullivan. The ability of borrowers to make principal and interest payments is dependent upon, among other things, the level of overall economic activity and the real estate market conditions prevailing within the Bank's lending region. If these conditions were to deteriorate, higher levels of non-performing loans and charge-offs could occur resulting in higher provisions for loan losses. Real estate loans are comprised of adjustable rate loans of $309.1 million and fixed rate loans of $53.6 million at December 31, 1997, and $276.3 million and $41.0 million, respectively, at December 31, 1996.

     Certain mortgage loans originated by the Bank are sold without recourse in the secondary market to the Federal National Mortgage Association ("FNMA"). The unpaid principal balances of such serviced loans, which are not included in the balance sheets, were approximately $43.1 million and $31.2 million at December 31, 1997 and 1996, respectively.

                       MSB Bancorp, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(6) ALLOWANCE FOR LOAN LOSSES

     Activity in the allowance for loan losses is summarized as follows:

                                                      For the Year Ended
                                                          December 31,
                                                 ------------------------------
                                                  1997        1996        1995
                                                 ------      ------      ------
                                                         (In thousands)
Balance at beginning of year ...............     $1,960      $1,659      $1,459
Provision charged to operations ............      1,565       1,400         483
Loans charged off
    Real estate ............................        523         634         234
    Other loans ............................        384         485          73
                                                 ------      ------      ------
                                                 $  907      $1,119      $  307
Recoveries
    Real estate ............................        148           1           2
    Other loans ............................         41          19          22
                                                 ------      ------      ------
                                                    189      $   20      $   24
                                                 ------      ------      ------
Net charge-offs ............................        718      $1,099      $  283
                                                 ------      ------      ------
Balance at end of year .....................     $2,807      $1,960      $1,659
                                                 ======      ======      ======
Ratio of net charge-offs to average
  net loans outstanding ....................       0.20%       0.36%       0.11%

(7)  PREMISES AND EQUIPMENT

     Premises and equipment are summarized as follows:

                                                                December 31,
                                                          ----------------------
                                                            1997           1996
                                                          -------        -------
                                                               (In thousands)
Land .............................................        $ 1,801        $ 1,809
Buildings ........................................         10,985         10,898
Furniture, fixtures and equipment ................          7,725          9,880
Leasehold improvements ...........................          1,619          2,027
                                                          -------        -------
                                                           22,130         24,614
Less accumulated  depreciation and ...............          8,068          9,745
                                                          -------        -------
 amortization
Premises and equipment, net ......................        $14,062        $14,869
                                                          =======        =======

     Occupancy  and  equipment   includes   depreciation   and  amortization  of
$1,263,000,  $1,256,000 and $942,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

(8)  REAL ESTATE OWNED

     Investments   in  real  estate   consisted  of  properties   owned  through
foreclosures and amounted to $2,443,000 and $915,000 at December 31, 1997 and 1996, respectively.

                       MSB Bancorp, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(9)  DEPOSITS

     The following is a summary of deposits at the dates indicated:

                                                                    December 31, 1997                     December 31, 1996
                                                               ----------------------------         -----------------------------
                                                                                Weighted                             Weighted
                                                                                 Average                              Average
                                                                Amount        Nominal Rates          Amount         Nominal Rates
                                                               --------       -------------         --------        -------------
                                                                                        (In thousands)
Club accounts ........................................         $    435            2.76%            $    422            2.86%
NOW accounts .........................................           40,190            1.88               39,242            2.00
Savings accounts .....................................          198,344            3.27              193,280            3.28
Money market accounts ................................           52,594            4.11               52,004            4.25
Time deposits ........................................          329,908            5.24              403,772            5.31
Demand deposits ......................................           51,961              --               47,441              --
                                                               --------            ----             --------            ----
Total deposits .......................................         $673,432            3.96%            $736,161            4.18%
                                                               ========            ====             ========            ====

         The maturity of time deposits is as follows:

                                                                    December 31, 1997                   December 31, 1996
                                                               ------------------------             ------------------------
                                                                 Amount            Rate              Amount             Rate
                                                               --------            ----             --------            ----
                                                                                    (Dollars in thousands)
Six months or less ...................................         $167,183            5.06%            $197,651            5.14%
More than six months to one year .....................           86,537            5.13              120,479            5.34
More than one year to three years ....................           63,002            5.85               57,258            5.46
More than three years ................................           13,186            5.32               28,384            6.11
                                                               --------            ----             --------            ----
Total time deposits ..................................         $329,908            5.24%            $403,772            5.31%
                                                               ========            ====             ========            ====



     Time deposits issued in amounts of $100,000 or more amounted to approximately $28.0 million and $33.7 million at December 31, 1997 and 1996. Interest expense on time deposits in amounts over $100,000 amounted to approximately $1,456,000, $1,837,000 and $578,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

     Interest expense by depositor account is summarized as follows:

                                                 Year Ended December 31,
                                           -------------------------------------
                                             1997           1996           1995
                                           -------        -------        -------
                                                     (In thousands)
Club accounts .....................        $    27        $    25        $    25
NOW accounts ......................            752            791            277
Savings accounts ..................          6,527          6,145          3,918
Money market accounts .............          2,147          1,819          1,406
Time deposits .....................         19,200         21,930          8,116
                                           -------        -------        -------
    Total deposits ................        $28,653        $30,710        $13,742
                                           =======        =======        =======

(10) BORROWINGS

     At December 31, 1997, borrowings amounted to $55,000 and consisted of repurchase agreements that were used for customer sweep accounts. The Company had no borrowings outstanding at December 31, 1996.

                       MSB Bancorp, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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


(11) INCOME TAXES

     Total income tax expense was allocated as follows:

                                                            Year Ended December 31,
                                                    ---------------------------------------
                                                    1997              1996             1995
                                                    ----              ----             ----
                                                                (In thousands)
Income from operations......................    $  1,522          $  1,104          $  1,622
Stockholders' equity:
  Net unrealized (depreciation) appreciation
    on securities available for sale........       2,700            (3,027)            2,869
                                                --------          ---------         --------
                                                $  4,222          $ (1,923)         $  4,491
                                                ========           ========         ========

     The components of income tax expense are as follows:

                                                            Year Ended December 31,
                                                    ---------------------------------------
                                                    1997              1996             1995
                                                    ----              ----             ----
                                                                (In thousands)
Current
   Federal..................................  $    1,362        $    1,268        $    1,201
   State....................................         482               504               509
Deferred
   Federal..................................        (249)              (41)              (51)
   State....................................         (73)             (249)              (37)
                                                ---------         --------          --------
     Total..................................  $    1,522        $    1,104        $    1,622
                                                ========          ========          ========

                       MSB Bancorp, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     A reconciliation between the provision for income taxes and the amount computed by multiplying income before income taxes by the statutory Federal income tax rate of 34% is as follows:

                                                                            Year Ended December 31,
                                                                     ------------------------------------
                                                                     1997            1996            1995
                                                                     ----            ----            ----
                                                                                (In thousands)
     Tax at statutory rate.....................................  $    1,293     $      957       $    1,354
     Increase (decrease) resulting from:
        Excise tax on termination of pension plan..............          --             31               --
        Non-taxable interest income............................         (90)           (19)             (14)
        State income taxes, net of federal income tax benefit..         270            168              312
        Dividend received deduction............................         (20)           (24)             (20)
        Other net..............................................          69             (9)             (10)
                                                                   --------       --------         --------
                                                                 $    1,522     $    1,104       $    1,622
                                                                  =========       ========         ========

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are as follows:

                                                                                 Year Ended December 31,
                                                                         --------------------------------------
                                                                         1997             1996             1995
                                                                         ----             ----             ----
                                                                                     (In thousands)
       Deferred tax assets:
          Net unrealized loss on securities available for sale...     $      411      $    3,111         $       84
          Deferred compensation..................................            129             121                 84
          Allowance for loan losses..............................          1,123             784                664
          Post-retirement benefits...............................            761             723                687
          Deferred loan fees.....................................             --               2                175
          Goodwill amortization..................................          1,078             586                 95
          Non-accrual interest...................................            125             165                 55
                                                                        --------        --------           --------
              Total gross deferred tax assets....................     $    3,627      $    5,492         $    1,844
                                                                        --------        --------           --------

       Deferred tax liabilities:
          Premises and equipment, primarily due to differences in
              depreciation.......................................     $      980      $      782         $      631
          Tax bad debt reserves over base year amount............            102              86                126
          Deferred loan                                                      284              --                 --
              fees...................................................
          Prepaid pension........................................             --              --                158
                                                                        --------        --------           --------
              Total gross deferred tax liabilities...............          1,366             868                915
                                                                        --------        --------           --------
              Net deferred tax asset.............................     $    2,261      $    4,624         $      929
                                                                        ========        ========           ========

     Under tax law that existed prior to 1996, the Bank was generally allowed a special bad debt deduction in determining income for tax purposes. The deduction was based on either a specified experience formula or a percentage-of-taxable-income before such deduction. The experience method was used in preparing the income tax returns for 1995. Federal legislation was enacted in August of 1996, which repealed for tax purposes the percentage-of-taxable-income bad debt reserve method. As a result, the Bank must instead use the direct charge-off method to compute its bad debt deduction. The Federal legislation also requires the Bank to recapture its post-1987 net additions to its tax bad debt reserves. The Bank has previously provided for this liability in the financial statements. New York State enacted legislation in July of 1996, which redesignated the Bank's State bad debt reserves at December 31, 1995 as the base-year amount and also provide for future additions to the base-year reserve using the percentage-of-taxable income method.

                       MSB Bancorp, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Retained earnings at December 31, 1997 includes approximately $6.0 million for which no provision for income tax has been made. This amount represents an allocation of income to bad debt deductions for tax purposes only. Events that would result in taxation of these reserves include failure to qualify as a bank for tax purposes, distributions in complete or partial liquidation, stock redemptions and excess distributions to shareholders. At December 31, 1997, the Bank had an unrecognized tax liability of $2.0 million with respect to this reserve.

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

(12) STOCKHOLDERS' EQUITY

General

     Pursuant to regulations set forth by the New York State Banking Department, upon conversion from a New York State chartered mutual savings bank to a New York State Stock form savings bank in 1992, the Bank established a liquidation account in the amount of $28.1 million, its total net worth at March 31, 1992, in order to grant a priority to eligible account holders (as defined) who continue to maintain eligible deposits at the Bank. The balance of the liquidation account is reduced annually to the extent that eligible account holders reduce their eligible deposits; however, subsequent increases in eligible deposits do not restore an eligible account holder's interest in the liquidation account. In the event of a complete liquidation of the Bank (and only in such event), each eligible account holder would be entitled to receive a distribution from the liquidation account, after payment of all creditor's claims, in an amount proportionate to the current adjusted eligible deposit balance. Such distributions would be made prior to any payments to holders of common stock. The balance of the liquidation account was $5.8 million at December 31, 1997.

Preferred Stock

     In connection with the Offering, the Company sold 600,000 shares of its 8.75% Cumulative Convertible Preferred Stock Series A at $21.60 per share.

                       MSB Bancorp, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

                                             Redemption
         Year                                   Price
         ----                                ----------
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

     In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, the holders of shares of Series A Preferred Stock are entitled to receive out of assets of the Company available for distribution to stockholders under applicable law, before any payment or distribution of assets is made to holders of Common Stock or any other class or series of stock ranking junior to the Series A Preferred Stock upon liquidation, liquidating distributions in the amount of $21.60 per share plus accrued and unpaid dividends (whether or not earned or declared) to the date fixed for such liquidation, dissolution or winding up. If upon any voluntary or involuntary liquidation, dissolution or winding up of the Company, the amounts payable with respect to the Series A Preferred Stock and any other shares of stock of the Company ranking as to any such distribution on a parity with the Series A Preferred Stock, are not paid in full, the holders of the series A Preferred Stock and of such other shares will share ratably in any such distribution of assets of the Company in proportion to the full respective preferential amounts to which they are entitled. After payment of the full amount of the liquidation to which they are entitled, the holders shares of Series A Preferred Stock will not be entitled to any further participation in any distribution of assets by the Company.

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

                       MSB Bancorp, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The following table sets forth the capital position of the Bank as calculated at December 31, 1997 and 1996:

                                                                                       December 31, 1997
                                                               --------------------------------------------------------------------
                                                                    Tangible                  Core                  Risk-Based
                                                               -------------------      -------------------      ------------------
                                                               Amount      Percent      Amount      Percent      Amount     Percent
                                                               -------     -------      -------     -------      -------    -------
                                                                                          (In thousands)
Capital as calculated under GAAP ........................      $73,907      10.04%      $73,907      10.04%      $73,907      19.70%
Deduct servicing rights .................................           17         --            17         --            17         --
Deduct equity investments ...............................           --         --            --         --           125       0.03
Deduct goodwill .........................................       29,173       3.96        29,173       3.96        29,173       7.78
Add qualifying general loan loss allowance,
   as limited by regulation .............................           --         --            --         --         2,806       0.75
Add net unrealized loss on securities
   available for sale, net of taxes .....................          597       0.08           597       0.08           597       0.16
                                                               -------      -----       -------      -----       -------      -----
Capital, as calculated ..................................       45,314       6.15        45,314       6.15        47,995      12.79
Capital, as required ....................................       11,046       1.50        31,501       4.00        30,015       8.00
                                                               -------      -----       -------      -----       -------      -----
Excess ..................................................      $34,268       4.65%      $13,813       2.15%      $17,980       4.79%
                                                               =======      =====       =======      =====       =======      =====


                                                                                       December 31, 1997
                                                               --------------------------------------------------------------------
                                                                    Tangible                  Core                  Risk-Based
                                                               -------------------      -------------------      ------------------
                                                               Amount      Percent      Amount      Percent      Amount     Percent
                                                               -------     -------      -------     -------      -------    -------
                                                                                      (Dollars in thousands)
Capital as calculated under GAAP ........................      $70,944        9.0%      $70,944      10.04%      $73,907      19.70%
Deduct goodwill .........................................       32,835        4.2        32,835       3.96        29,173       7.78
Add qualifying general loan loss allowance,
   as limited by regulation .............................           --         --            --         --         2,806       0.75
Add net unrealized loss on securities
   available for sale, net of taxes .....................        4,677        0.6         4,677       0.08           597       0.16
                                                               -------      -----       -------      -----       -------      -----
Capital, as calculated ..................................       42,786        5.4        42,786       6.15        47,995      12.79
Capital, as required ....................................       11,813        1.5        31,501       4.00        30,015       8.00
                                                               -------      -----       -------      -----       -------      -----
Excess ..................................................      $30,973        3.9%      $11,285       2.15%      $17,980       4.79%
                                                               =======      =====       =======      =====       =======      =====

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

                       MSB Bancorp, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

     The defined benefit plan allowed participants, upon retirement, to elect to receive either monthly benefit payments or a lump sum distribution. The plan was amended effective January 1, 1994 to eliminate the lump sum distribution option on a prospective basis. Thus, all vested benefits up to January 1, 1994 were grandfathered and therefore eligible for lump sum distribution. In connection with the termination of the plan, a lump sum distribution option was re-instituted for distributions to active employees. A group annuity contract was purchased to provide benefits for current retirees and active employees who elected to receive deferred monthly payments commencing at or after retirement.

401(k) Savings Plan

     The Bank also sponsors a 401(k) incentive savings plan (a defined contribution plan) that is offered to substantially all employees. The Bank began making discretionary contributions to the Plan on September 1, 1995, concurrent with the termination of the Bank's defined benefit plan. Salaries and employee benefits expense includes incentive savings plan expenses of $180,000, $101,000 and $92,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

Employee Stock Ownership Plan

     The Company also maintains an Employee Stock Ownership Plan (the "ESOP") which the Bank has also adopted for substantially all its employees. The ESOP purchased 182,160 shares of the Company's common stock in the Conversion at a cost of $1,821,600 using the proceeds of a loan provided by an unrelated financial institution. The terms of the loan called for level principal payments in 28 quarterly installments commencing September 30, 1992 with interest at a variable rate equal to the prime rate. Loan payments were funded principally from the Bank's contributions to the ESOP on behalf of its eligible employees, which are charged to expense as incurred. Contributions for the years ended December 31, 1997, 1996 and 1995 amounted to approximately $250,000, $310,000 and $343,000, respectively.

     In September 1997, the Company refinanced the ESOP loan with the Bank. At the time of the refinancing, the principal balance was approximately $270,000. The loan calls for three equal annual payments commencing on December 31, 1997 with interest at a variable rate equal to the prime rate.

                       MSB Bancorp, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Shares purchased by the ESOP are held in a suspense account for allocation to individual participant accounts as the loan is repaid. Shares are allocated annually based on the relative compensation of the participants. The cost of the unallocated shares held in the suspense account is reflected as a reduction of stockholders' equity.

Bank Recognition and Retention Plans

     The Company established the Bank Recognition and Retention Plans and Trusts ("BRPs") as a method of providing officers and directors of the Bank with a proprietary interest in the Company. The BRPs are designed to encourage the participants to remain with the Bank. The BRPs purchased a total of 4% or 73,600 of the shares issued in the Offering which were awarded to the BRP participants. During fiscal 1992, the BRPs acquired 63,882 shares with contributions from the Bank of $736,000. The remaining 9,778 shares were acquired by the BRP in October 1992, at a cost of $112,000. Awards to plan participants vest at a rate of 20% per year commencing one year from the date of the award. As awards vest, the Bank will recognize an employee benefit expense in an amount equal to the cost basis of the stock. The expense recognized for vested benefits amounted to $130,000, $131,000 and $129,000 for the years ended December 31, 1997, 1996 and
1995, respectively. All awards granted under the BRPs to date have become fully vested.

Stock Option Plans

     The Company's Incentive Stock Option Plan ("Employees' Plan") and the Stock Option Plan for Outside Directors ("Directors' Plan") provide for the granting of options to officers and directors of the Company. Under the terms of the Plans, options may be granted at not less than fair market value on the date of the grant.

     The Employees' Plan authorizes the grant of stock options and limited rights with respect to 128,800 shares of common stock of the Company, equal to 7% of the shares of common stock issued in the Conversion. Options under the Employees' Plan are exercisable on a cumulative basis in equal installments at a rate of 20% per year commencing one year from date of the grant, except that in the event of termination of employment other than as a result of death, disability, retirement, or a change in control of the Company or the Bank, options not previously exercisable will automatically expire. As of December 31, 1997, 1996 and 1995, options for the purchase of 32,755 shares, 34,755 shares and 38,755 shares, respectively, were outstanding under this Plan. At December 31, 1997, all 32,755 options outstanding under the Plan were exercisable. Options were exercised during 1997 for the purchase of 2,000 shares. No options were granted in 1997, 1996 and 1995. Upon exercise of "Limited Rights" in the event of a change in control, the employee will be entitled to receive a lump sum cash payment equal to the difference between the exercise price of the related option and the fair market value of the shares of Common Stock underlying the option. In the event of death, disability or normal retirement, the Company, if requested by the employee, may elect, in exchange for the option, to pay the employee, or beneficiary in the event of death, the amount by which the fair market value of the Common Stock exceeds the exercise price of the option on the date of the employee's termination of employment. These Rights will not be triggered by the Merger Agreement.

     Under the Directors' Plan, eligible outside directors were granted, concurrent with the Conversion, non-statutory options to purchase an aggregate amount of common stock of the Company equal to 3% or 55,200 of the shares of the common stock issued in the Conversion. Options for an additional 6,750 shares have been reserved for grants to subsequent outside directors. Each director received a fixed award of options, plus a number of options based upon the director's length of service. Options vest one year after the date of grant, except that in the event of death, retirement, disability or a change in control of the Bank or the Company, all options will vest immediately. The exercise price per share of each option is equal to the fair market value of the shares of

                       MSB Bancorp, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


common stock on the date the option was granted. All options granted under the directors' Plan expire upon the earlier of 10 years following the date of grant or one year following the date the optionee ceases to be a Director. 8,212 options were exercised during 1997 and at December 31, 1997, options for the purchase of 41,083 shares were outstanding and fully exercisable.

Other Post-Retirement Benefits

     In addition to pension benefits, the Company provides certain health care and life insurance benefits for retired employees, directors and their spouses. A Medicare supplement is provided through the American Association of Retired Persons for retirees who have completed 10 years of service. Retirees with 10 to 19 years of service contribute 50% of the premiums and retirees with 20 or more years of service contribute 20% of the premium costs. The health care plan provides for a $250 deductible per individual with 70% co-insurance up to $1,750 and 100% thereafter. Life insurance is provided at 90% of the amount of insurance in force at retirement and is reduced 10% a year for four years. Thereafter, life insurance is provided at 50% of the insurance in force at retirement. Dental benefits are also provided on a procedure-specific basis.

     The following is a reconciliation of the funded status of the plan:

                                                         Year Ended December 31,
                                                         ----------------------
                                                            1997        1996
                                                         ---------   ----------
                                                             (in thousands)
Accumulated post-retirement benefit obligation
   Retirees .........................................      $  334      $  407
   Active employees fully eligible for benefits .....          84          --
   Other active employees ...........................         630         676
                                                           ------      ------
       Total ........................................       1,048       1,083
   Unrecognized gain ................................         669         543
   Unrecognized past service liability ..............         166         182
                                                           ------      ------
   Accrued post-retirement benefits .................      $1,883      $1,808
                                                           ======      ======


     The components of net periodic post-retirement benefit cost are as follows:

                                                     Year Ended December 31,
                                                  -----------------------------
                                                   1997        1996        1995
                                                  -----       -----       -----
                                                         (in thousands)
Service cost ...............................      $  88       $  90       $  63
Interest cost ..............................         64          80         127
Unrecognized gain ..........................        (41)        (23)        (16)
Unrecognized past service liability ........        (16)        (16)         --
                                                  -----       -----       -----
    Total ..................................      $  95       $ 131       $ 174
                                                  =====       =====       =====

     A discount rate of 7.25%, an annual rate of salary increases of 5.0% and a 7.0% increase in the assumed health care costs reducing linearly to 5.0% in 2002 were used to determine the Accumulated Post-Retirement Benefit Obligation ("APBO") at December 31, 1997. At December 31, 1996, a discount rate of 7.75%, an annual rate of salary increases of 5.5% and a 10.0% increase in the assumed health care costs reducing linearly to 5.5% in the year 2005 were used to determine the APBO. The effect of a one-percentage point increase in the assumed health care cost trend rates for each future year would be an increase in net periodic post-retirement benefits cost of $27,600 and an increase of $165,000 in the APBO.

     Compensation and benefits expense includes insurance premiums for retiree health care and life insurance benefits, and similar benefits for active employees of $615,000, $516,000 and $423,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

                       MSB Bancorp, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Outside Directors' Retirement Plan.

     The Retirement Plan for Board Members of MSB Bancorp, Inc. ("Directors' Retirement Plan") was adopted as of October 21, 1994 and was subsequently amended effective as of October 31, 1997. The purpose of the Directors' Retirement Plan is to provide retirement benefits to outside directors of the Company and the Bank.

     The Directors' Retirement Plan, as amended effective as of October 31, 1997, provides for a normal retirement benefit to be paid to each director who retires after attaining age 65 and completing at least 10 years of "creditable service" and who agrees to provide consulting services to the Company following retirement. "Creditable service" is defined generally in the Directors' Retirement Plan, as amended, to mean service on the Company's Board of Directors, or on the Board of Directors (or board of trustees) of the Bank, including any service completed while the director was a salaried officer or employee of the Bank. The annual normal retirement benefit payable to a director upon retirement at age 65 under the Directors' Retirement Plan is calculated based on the annual retainer being paid to the director for service on the Board of Directors of the Bank or the Company (whichever is greater in the case of a member of both Boards), as in effect in the month in which the director ceases to be a member of such Board. Pursuant to the Retirement Plan, as amended, "annual retainer" means the sum of the (i) annual retainer; (ii) aggregate committee meeting fees; and (iii) property inspection fees, if any, paid to the Board member for the relevant period. The Directors' Retirement Plan also provides for the payment of a vested retirement benefit which may also commence after a director attains age 50 but prior to attainment of age 65. If a vested early retirement benefit is elected, the Directors' Retirement Plan provides for the amount of the benefit otherwise payable to be reduced by 0.5% for each month the benefit commencement date precedes the date on which the director would have attained age 65.

     In the event of a "change of control" of the Company, as defined in the Plan, each director would receive a benefit based upon credit for three additional years of age and service. Additionally, upon a change of control, the Directors' Retirement Plan permits each director to elect a lump sum payment of his or her benefit under the plan and for such benefit to be subject to an early retirement reduction factor of 0.25% rather than 0.5% per month. In the event a director's service terminates within the period beginning three months prior to, and ending three years after, a change of control, the director would not be required to provide consulting services in order to receive retirement benefits.

     The Directors' Retirement Plan was terminated effective as of December 31, 1997 and all benefits payable to participating directors (including accelerated benefits payable as a result of the Merger) were accrued and determinable as of the Plan's termination date. Effective upon the termination of the Directors'
Retirement Plan, the Company accrued a $2.8 million expense for the benefits that became vested for participating directors as a result of the Plan's termination.

(14) COMMITMENTS AND CONTINGENCIES

     In the normal course of business, the Company has various outstanding commitments and contingent liabilities that have not been reflected in the consolidated financial statements.

     The principal commitments and contingent liabilities of the Company are discussed in the sections that follow.

                       MSB Bancorp, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Lease Commitments

     The future minimum lease payments under operating leases at December 31, 1997 are as follows:

   Year Ending December 31,                                  Amount
   ------------------------                                  ------
                                                        (In thousands)
           1998 ................................            $ 225
           1999 ................................              221
           2000 ................................              220
           2001 ................................              222
           2002 ................................              191
           2003 and thereafter..................             1,163
                                                            ------
               Total minimum lease payments ....            $2,242
                                                            ======

Loan Commitments and Lines of Credit

     At December 31, 1997 and 1996, the Company's commitments to originate loans, including unused lines of credit, were as follows:

                                                          1997             1996
                                                        -------          -------
                                                             (In thousands)
Real estate loans ............................          $61,936          $36,833
Other loans ..................................            5,396            5,292
Stand-by letters of credit ...................              829              102
                                                        -------          -------
   Total commitments .........................          $68,161          $42,227
                                                        =======          =======

     Commitments  to  extend  credit  are  contractual  agreements  to  lend  to customers within specified time periods at interest rates and on other terms based on existing market conditions. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee by the customer. The Company's outstanding loan commitments and lines of credit do not necessarily represent future cash requirements since certain of these instruments may expire without being funded and others may not be fully drawn upon. The credit risk associated with loan commitments and lines of credit is essentially the same as for outstanding loans reported in the balance sheet. Commitments and lines of credit are subject to the same credit approval process, including case-by-case evaluation of the customer's creditworthiness and related collateral requirements. Substantially all of these commitments have been entered into with customers within the Bank's lending region as described in
Note 5. Loan commitments include extensions of credit with adjustable rates of $60,513,000 and $35,422,000 at December 31, 1997 and 1996, respectively, and extension of credit with fixed rates of $7,648,000 and $6,805,000 at December 31, 1997 and 1996, respectively.

                       MSB Bancorp, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Legal Proceedings

     Except as described below, the Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Such routine legal proceedings in the aggregate are believed by management to be immaterial to the Company's financial condition and results of operations.

     The Company and its directors are defendants in a lawsuit, Kahn Brothers & Co., Inc. Profit Plan and Trust et al. v. MSB Bancorp, Inc. et al., commenced by stockholders in the Delaware Court of Chancery, New Castle County, on November 22, 1995. (The Company and its directors were defendants in a lawsuit, Pohli v. MSB Bancorp, Inc. et al., commenced by a stockholder in the Delaware Court of Chancery, New Castle County, on November 7, 1995. This action was consolidated with the Kahn litigation, and the Kahn amended complaint is now the operative pleading.) The plaintiffs, who own in excess of 5% of the outstanding shares of the Common Stock and purport to represent a class consisting of all stockholders except the stockholder defendants, allege that the defendant directors breached their duty of care by failing to become fully informed about the expression of interest of HUBCO, Inc. ("HUBCO"); breached their duty of disclosure to stockholders by not notifying the public or the Company's stockholders of HUBCO's expression of interest; and breached their duty of good faith and fair representation by, among other things, not investigating whether the Acquisition constituted a reasonable alternative for building stockholder value. The plaintiffs further allege that the Company's offering of Common Stock in connection with the Acquisition (the "Common Stock Offering") was not intended to enhance stockholder value, but rather was for the purpose of diluting the ownership and voting strength of existing stockholders and further entrenching existing management and the Board. The plaintiffs sought to enjoin the Common Stock Offering and are also seeking damages equal to the difference between the market price of the Common Stock on September 7, 1995, and $35 (approximately $14,989,000 in the aggregate) or, in the alternative, the difference between the market price of the Common Stock on October 26, 1995, and $25 (approximately $7,394,000 in the aggregate), including interest and attorneys' and other professional fees. In connection with this action, plaintiffs filed a motion seeking expedited discovery and scheduling. On December 6, 1995, in response to the plaintiffs' motion for expedited proceedings, which was treated by the Court as an application for a temporary restraining order with respect to the Common Stock Offering, the Court denied the plaintiffs' application for such order. On December 12, 1995, the court denied the plaintiffs' motion for re-argument. On December 18, 1995, the Company filed an answer denying all of the substantive allegations in the complaint and seeking, among other things, an order dismissing the complaint with prejudice. Plaintiffs amended their complaint to include allegations relating to an unsolicited merger proposal received by the Company from the First Empire State Corporation ("First Empire") on December 28, 1995. Specifically, the amended complaint alleges, among other things, that the Company's Board of Directors, in breach of its duties of care, loyalty and disclosure, relied on the advice of Bear, Stearns & Co., Inc. ("Bear Stearns"), the Company's financial advisor and underwriter for the Offering, knowing that Bear Stearns could not render independent financial advice regarding the First Empire proposal. The plaintiffs are seeking alternative damages based on these allegations in an amount equal to the difference between the market price of the Common Stock on December 28, 1995 and $26 (approximately $11,560,000 in the aggregate). The Company filed its amended answer on February 1, 1996 denying all of the substantive allegations in the amended complaint and seeking, among other things, an order dismissing the amended complaint with prejudice. The parties have engaged in substantial written discovery, and plaintiffs have deposed all of the directors and certain representatives of Bear Stearns. The Company has deposed plaintiffs' representative, Mr. Thomas Kahn. Discovery has been completed. On October 10, 1997, all the defendants served and filed with the Court a motion for summary judgment which seeks the dismissal of all the allegations in plaintiffs' amended complaint. As of January 16, 1998, defendants' motion for summary judgment was fully briefed and submitted to the Court. The Company has requested oral argument on the motion. In the meantime, the Company intends to continue to vigorously contest the allegations of wrongdoing in this action.

                       MSB Bancorp, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

(15) CONDENSED PARENT COMPANY ONLY FINANCIAL STATEMENTS

     The following condensed balance sheets at December 31, 1997 and 1996 and condensed statements of income and cash flows for the years ended December 31, 1997, 1996 and 1995 for MSB Bancorp, Inc. should be read in conjunction with the consolidated financial statements of the Company and the notes thereto.

                                                         December 31,
                                                -----------------------------
BALANCE SHEET                                     1997                 1996
                                                --------             --------
                                                          (In thousands)
ASSETS
   Cash and cash equivalents................    $    215             $     58
   Federal funds............................          --                  400
   Securities available for sale............         100                   25
   Equity in net assets of subsidiary.......      74,133               70,825
   Other assets.............................       1,554                  783
                                                --------             --------
                                                $ 76,002             $ 72,091
                                                ========             ========
LIABILITIES
   Dividends payable........................    $    710             $    708
   Accrued expenses.........................         334                  161
   ESOP obligation..........................         182                  432
                                                --------             --------
         Total liabilities..................    $  1,226             $  1,301
                                                --------             --------

STOCKHOLDERS' EQUITY
   Preferred Stock..........................    $      6             $      6
   Common Stock.............................          30                   30
   Additional paid-in capital...............      48,069               48,163
   Retained Earnings........................      31,458               32,009
   Treasury stock, at cost..................      (3,941)              (4,137)
   Unallocated ESOP stock...................        (182)                (432)
   Unallocated BRP stock....................         (42)                (172)
   Net unrealized loss on securities
     available for sale.....................        (622)              (4,677)
                                                --------             --------
         Total stockholders' equity.........    $ 74,776             $ 70,790
                                                --------             --------
                                                $ 76,002             $ 72,091
                                                ========             ========

                       MSB Bancorp, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


STATEMENTS OF INCOME

                                                                                                       Year Ended
                                                                                                       December 31
                                                                                       --------------------------------------------
                                                                                         1997              1996              1995
                                                                                       --------          --------          --------
                                                                                                      (In thousands)
Interest income ..............................................................         $     15          $     22          $    120
Dividends from subsidiary ....................................................            3,560               953               750
                                                                                       --------          --------          --------
Total income .................................................................            3,575               975               870
Expenses .....................................................................              190               340               380
                                                                                       --------          --------          --------
Income  before  income  taxes  and  equity  in
   undistributed earnings of subsidiary ......................................            3,385               635               490
Income tax expense (benefit) .................................................              (52)              (91)             (115)
                                                                                       --------          --------          --------
Income before equity in undistributed earnings of subsidiary .................            3,437               726               605
Equity in undistributed  (excess  distributions of) earnings of
subsidiary ...................................................................           (1,156)              985             1,756
                                                                                       --------          --------          --------
   Net income ................................................................         $  2,281          $  1,711          $  2,361
                                                                                       ========          ========          ========


STATEMENTS OF CASH FLOWS

                                                                                                       Year Ended
                                                                                                       December 31
                                                                                       --------------------------------------------
                                                                                         1997              1996              1995
                                                                                       --------          --------          --------
                                                                                                      (In thousands)
Cash Flows From Operating Activities
Net Income ...................................................................         $  2,281          $  1,711          $  2,361
Adjustments to reconcile net income to net cash provided
    by operating activities:
    Equity in earnings of subsidiary not providing funds .....................            1,156              (985)           (1,756)
    (Increase) decrease in other assets ......................................           (1,086)              (25)              187
    Increase (decrease) in accrued expenses ..................................              173               138               (65)
    Other ....................................................................               45               (13)               57
                                                                                       --------          --------          --------
    Net cash (used in) provided by operating activities ......................         $  2,569          $    826          $    784
                                                                                       --------          --------          --------

Cash Flows From Investing Activities
Purchase of securities .......................................................         $    (75)         $    (25)         $     --
Maturities of investment securities ..........................................               --                --             2,000
                                                                                       --------          --------          --------
Net cash (used in) provided by investing activities ..........................         $    (75)         $    (25)         $  2,000
                                                                                       --------          --------          --------

Cash Flows From Financing Activities
Proceeds from the sale of stock ..............................................         $     --          $ 32,013          $     --
Infusion of capital to subsidiaries ..........................................               --           (33,513)               --
Proceeds from the exercise of stock  dividends ...............................              102                40               212
Purchase of treasury stock ...................................................               --                --            (2,038)
Payment of common and preferred stock dividends ..............................           (2,839)           (2,387)             (979)
                                                                                       --------          --------          --------
Net cash provided by financing activities ....................................         $ (2,737)         $ (3,847)         $ (2,805)
                                                                                       --------          --------          --------
Net decrease in cash and cash equivalents ....................................         $   (243)         $ (3,046)         $    (21)
Cash and cash equivalents at beginning of year ...............................              458             3,504             3,525
                                                                                       --------          --------          --------
Cash and cash equivalents at end of year .....................................         $    215          $    458          $  3,504
                                                                                       ========          ========          ========

                       MSB Bancorp, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(16) FAIR VALUE OF FINANCIAL INSTRUMENTS

     SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," requires the Company to disclose estimated fair values for its financial instruments. Whenever possible, quoted market prices are used to estimate the fair value of a financial instrument. An active market does not exist, however, for many financial instruments. As a result, fair value estimates are made, as of a specific date, based on judgments regarding future expected cash flows, current economic conditions, risk factors and other characteristics of the financial instrument. These estimates are subjective in nature and involve uncertainties. Changes in these judgments often have a material impact on the fair value estimates. In addition, since these estimates are made as of a specific date, they are susceptible to material changes in the near future. The information presented is based on pertinent information available to management as of December 31, 1997 and 1996. Although management is not aware of any factors, other than changes in interest rates, that would significantly affect the estimated fair values, the current estimated value of these instruments may have changed significantly since that point in time. Fair value estimates, methods, and assumptions are set forth below for the Company's financial instruments.

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

                       MSB Bancorp, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The following is a summary of the carrying values and estimated fair values of the Company's financial instruments at the dates indicated:

                                                                                 December 31, 1997              December 31, 1996
                                                                             ------------------------        -----------------------
                                                                             Carrying      Estimated         Carrying     Estimated
                                                                              Amount       Fair Value         Amount      Fair Value
                                                                             --------      ----------        --------     ----------
                                                                                                 (In thousands)
Financial Assets:
   Cash and due from banks .........................................        $ 16,834          16,834        $ 16,375       $ 16,375
   Federal funds sold ..............................................          21,065          21,065          32,590         32,590
   Securities available for sale ...................................          54,082          54,082          50,685         50,685
   Mortgage-backed securities available for sale ...................         225,680         225,680         323,428        323,428
   Loans, net ......................................................         391,429         394,592         338,491        340,479
   Accrued interest receivable .....................................           5,049           5,049           5,552          5,552
Financial Liabilities:
   Non-interest bearing demand .....................................          51,961          51,961          47,441         47,441
   Savings and NOW .................................................         238,969         238,969         232,944        232,944
   Money market ....................................................          52,594          52,594          52,004         52,004
   Time deposits ...................................................         329,908         331,520         403,772        406,160

(17) QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

                                                                           First          Second           Third          Fourth
Year Ended December 31, 1997                                              Quarter         Quarter         Quarter         Quarter
----------------------------                                              --------        --------        --------        --------
                                                                                              (In thousands)
Quarterly Operating Data
   Interest income .................................................      $ 13,526        $ 13,697        $ 13,118        $ 12,823
   Interest expense ................................................         7,446           7,469           7,007           6,758
                                                                          --------        --------        --------        --------
   Net interest income .............................................         6,080           6,228           6,111           6,065
   Provision for loan losses .......................................           300             275             275             715
   Realized gains (losses) on securities ...........................            15              15              36             155
   Other non-interest income .......................................           942           1,068           1,249           1,258
   Termination of Retirement Plan for Directors ....................            --              --              --           2,800
   Non-interest expense ............................................         5,178           5,220           5,081           5,575
                                                                          --------        --------        --------        --------
   Income before income taxes ......................................         1,559           1,816           2,040          (1,612)
   Income tax expense ..............................................           602             731             810            (621)
                                                                          --------        --------        --------        --------
   Net income (loss) ...............................................      $    957        $  1,085        $  1,230        $   (991)
                                                                          ========        ========        ========        ========
   Basic earnings (loss) per share .................................      $   0.24        $   0.28        $   0.33        $  (0.45)
                                                                          ========        ========        ========        ========
   Diluted earnings (loss) per share ...............................      $   0.24        $   0.28        $   0.33        $  (0.45)
                                                                          ========        ========        ========        ========

                       MSB Bancorp, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                           First          Second           Third          Fourth
Year Ended December 31, 1996                                              Quarter         Quarter         Quarter         Quarter
----------------------------                                              --------        --------        --------        --------
                                                                                              (In thousands)
Quarterly Operating Data
   Interest income .................................................      $ 13,125        $ 13,740        $ 13,853        $ 13,632
   Interest expense ................................................         7,576           7,680           7,785           7,752
                                                                          --------        --------        --------        --------
   Net interest income .............................................         5,549           6,060           6,068           5,880
   Provision for loan losses .......................................           250             320             400             430
   Realized gains (losses) on securities ...........................            (1)             18             (48)             35
   Other non-interest income .......................................           864           1,022           1,012           1,125
   SAIF assessment .................................................            --              --           2,925              --
   Non-interest expense ............................................         5,139           5,211           5,213           4,881
                                                                          --------        --------        --------        --------
   Income before income taxes ......................................         1,023           1,569          (1,506)          1,729
   Income tax expense ..............................................           435             653            (648)            664
                                                                          --------        --------        --------        --------
   Net income (loss) ...............................................      $    588        $    916        $   (858)       $  1,065
                                                                          ========        ========        ========        ========
   Basic earnings (loss) per share .................................      $   0.13        $   0.23        $  (0.41)       $   0.28
                                                                          ========        ========        ========        ========
   Diluted earnings (loss) per share ...............................      $   0.12        $   0.22        $  (0.41)       $   0.27
                                                                          ========        ========        ========        ========

(18) SAVINGS ASSOCIATION INSURANCE FUND (SAIF) ASSESSMENT

     On September 30, 1996, the President signed into law the Deposit Insurance Funds Act of 1996 (the "Funds Act") which, among other things, imposed a special one-time assessment on FDIC-insured institutions with SAIF-assessable deposits, such as the Bank, to recapitalize the SAIF. As required by the Funds Act, the FDIC imposed a special assessment of 65.7 basis points on SAIF assessable deposits held as of March 31, 1995, payable November 27, 1996. The special assessment was recognized as an expense in the third quarter of 1996 and is tax deductible. The Bank incurred a pre-tax charge of $2.9 million as a result of the FDIC special assessment.

     The Funds Act also spreads the obligations for payment of the Financing Corporation ("FICO") bonds across all SAIF and BIF members. Beginning January 1, 1997, BIF deposits will be assessed for FICO payments at a rate of 20% of the rate assessed on SAIF deposits. The annual rate of assessments for the payments on the FICO bonds for the semi-annual period beginning on January 1, 1997 was 0.0130% for BIF-assessable deposits and 0.0648% for SAIF-assessable deposits. For the semi-annual period beginning on July 1, 1997, the rates of assessment for the FICO bonds was 0.0126% for BIF-assessable deposits and 0.0630% for SAIF-assessable deposits. The Funds Act provides that the full pro rata sharing of the FICO payments between BIF and SAIF members will occur on the earlier of January 1, 2000 or the date the BIF and SAIF are merged. The Funds Act also specifies that the BIF and SAIF will be merged on January 1, 1999 provided no savings associations remain as of that time. Proposed legislation agreed to in March 1998 by the House Committee on Banking and Financial Services and the House Committee on Commerce provides for the retention of the thrift charter and for the merger of the BIF and the SAIF on January 1, 2000.

     As a result of the recapitalization of the SAIF, the FDIC reduced the SAIF assessment rates to a range of 0 to 27 basis points effective January 1, 1997, a range comparable to that of BIF members. However, SAIF members will continue to make the higher FICO payments described above. Management cannot predict the level of FDIC insurance assessments on an on-going basis, whether the savings association charter will be eliminated, or whether the BIF and SAIF will eventually be merged.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

Item 10. Directors and Officers of the Registrant.

Directors

     The following table sets forth the names of the Company's directors, their ages and the year in which each became a director of the Company. There are no arrangements or understandings between the Company and any director pursuant to which such person was elected or nominated to be a director of the Company.

                                            End of                                                Director
Name                              Age(1)     Term     Position Held with the Company               Since
----                              ------     ----     ------------------------------               -----
Joan M. Costello                    72       1998     Director                                      1972
Ralph W. Decker                     70       1999     Director                                      1982
Joseph R. Donovan                   74       1998     Director                                      1983
John L. Krause                      65       1999     Director                                      1980
William C. Myers                    52       1998     Chairman of the Board, President and
                                                        Chief Executive Officer, Director           1992
John W. Norton                      69       2000     Director                                      1978
Douglas Porto                       67       1998     Director                                      1966
Nicholas J. Scali                   70       2000     Director                                      1979
Daniel R. Snyder                    48       2000     Director                                      1989
Frederick B. Wildfoerster, Jr.      73       1999     Director                                      1966

-----------------------

(1)  At February 14, 1998.

Executive Officers

     The executive officers of the Company and Bank include Mr. Myers, who also serves as a director of the Company and the Bank, Gill Mackay, Anthony J. Fabiano, and Karen DeLuca, who do not serve as directors of the Company or the Bank.

Biographical Information

     The principal occupation and business experience of each director and executive officer is set forth below.

Directors

     Joan M. Costello retired as Executive Vice President of the Bank in 1991.

     Ralph W. Decker is a retired dentist.

     Joseph R. Donovan is owner of Donovan Funeral Home, Goshen, New York. Mr. Donovan also serves as a director of MSB Financial Services, Inc.

     John L. Krause retired in 1994 as the Superintendent of Schools in the Clarkstown, New York, Central School District.

     William C. Myers is the Chairman of the Board, President and Chief Executive Officer of the Company. Mr. Myers was named by the Bank's Board of Directors as President and Chief Executive Officer of the Bank on September 1, 1992. Mr. Myers serves as Chairman of the Board of MSB Financial Services, Inc. and MSB Travel, Inc. Effective October 1, 1993, Mr. Myers became Chairman of the Board of Directors of the Company and the Bank. Mr. Myers previously was Executive Vice President of the Bank and has been employed by the Bank for 26 years.

     John W. Norton retired in 1989 as President and Chief Executive of Horton Memorial Hospital, a position he had held for the previous 18 years.

     Douglas Porto retired in 1989 after 30 years as President and Chief Executive Officer of Wallace Oil Company, Inc. Mr. Porto also serves as a director of MSB Travel, Inc.

     Nicholas  J.  Scali  retired as the Bank's  President  and Chief  Executive
Officer in August 1992. Effective September 30, 1993, Mr. Scali retired as Chairman of the Board. Mr. Scali serves as a director of the Retirement System Group, Inc.

     Daniel R. Snyder is President and owner of Mid-City Transit Corp., a school bus and transportation company.

     Frederick B. Wildfoerster is self-employed as an architect.

Executive Officers who are not Directors

     Gill Mackay - Mr. Mackay was appointed Executive Vice President, Chief Operating Officer and Treasurer on January 1, 1993. Prior to that, Mr. Mackay served as Senior Vice President, Finance and Chief Financial Officer since 1989. He joined the Bank in 1984 as Assistant Vice President of Accounting. Mr. Mackay is 51 years old.

     Anthony J. Fabiano - Mr. Fabiano was appointed Senior Vice President and Chief Financial Officer effective January 1, 1996. Prior to that, Mr. Fabiano served as Vice President, Finance and Chief Financial Officer since January 1, 1993. He joined the Bank in May 1992 as Vice President, Finance. Prior to that, he was a senior manager with KPMG Peat Marwick, a public accounting firm. Mr. Fabiano is 37 years old.

     Karen S. DeLuca - Mrs. DeLuca joined the Bank in 1985 and has served as the Corporate Secretary since 1991. Prior to that, she served as the assistant Corporate Secretary. Ms. DeLuca is 49 years old.

Compliance With Section 16(a) of the Securities Exchange Act of 1934

     Section 16(a) of the Securities Exchange Act of 1934, as amended ("Exchange Act") requires the Company's directors and certain officers, and persons who own more than ten percent of a registered class of the Company's equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC") and the American Stock Exchange. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

     Based solely on a review of copies of such reports of ownership furnished to the Company, or written representations that no forms were necessary, the Company believes that, during the last fiscal year, all filing requirements applicable to its officers, directors and greater than ten percent stockholders were complied with.

Item 11. Executive Compensation.

Directors' Compensation

     Fee Arrangements. Directors of the Company receive a $3,000 annual retainer fee. Directors of the Bank, who are not officers of the Bank, receive a $18,000 annual retainer fee. Members of the Committees receive $100 for each meeting attended. Board members who perform property inspections receive $50 per hour for their services. Directors may defer receipt of these fees by participating in the MSB Bank Directors' Deferred Compensation Plan. See "Directors' Deferred Compensation Plan."

     Deferred Compensation Plan. The Bank maintains the MSB Bank Directors' Deferred Compensation Plan (the "Directors' Deferred Compensation Plan"). Under the Directors' Deferred Compensation Plan, members of the Board of Directors who have been directors for at least one year may elect, prior to the time such fees are earned, to defer all or part of the fees payable to them for their service as directors. The fees so deferred are recorded on the books of the Bank as a liability in the year the fees are earned; however, the amount so deferred is not specifically "funded" by the Bank. The Directors' Deferred Compensation Plan was amended and restated effective as of June 1, 1995 to provide that any deferred fees will be deemed to be invested, at the participant's direction, among certain investment classifications established by the Compensation Committee of the Board. The current investment classifications for the Directors' Deferred Compensation Plan are based on the investment funds under the Bank's 401(k) Savings Plan. A participant's deferred fees, and any earnings or losses attributable to such fees, generally are disbursed to a director, in cash, not earlier than the time his or her service with the Board terminates due to retirement or disability, or upon attainment of age 70. Upon a change of control, as defined in the Directors' Deferred Compensation Plan, a director may elect to receive an immediate lump sum payment of his deferred amounts. In the year ended December 31, 1997, Mr. Snyder elected to defer $21,700 of his director's fee.

     The Bank has established an irrevocable grantor trust to hold fees deferred under the Directors' Deferred Compensation Plan. Pursuant to the terms of the trust, in the event of the Bank's insolvency, trust assets will be considered part of the general assets of the Bank, and the participants in the Directors' Deferred Compensation Plan will have no rights with respect to the trust's assets other than those of unsecured creditors. Marine Midland Bank has been appointed to serve as the independent corporate trustee of the grantor trust. This trust has been structured to comply with guidance issued from the Internal Revenue Service ("IRS") such that the establishment of the trust should not cause the Directors' Deferred Compensation Plan to be considered "funded" by the Bank and, therefore, the directors who participate in the Directors' Deferred Compensation Plan will not recognize income with respect to the deferred fees until distributions are made from the Directors' Deferred Compensation Plan. The Bank will include any trust earnings in its income.

     Outside Directors' Retirement Plan. In accordance with the terms of the Merger Agreement, the Company has terminated, effective as of December 31, 1997, the Retirement Plan for Board Members of MSB Bancorp, Inc. (the "Directors' Retirement Plan"). The Directors' Retirement Plan was implemented effective as of October 21, 1994 in order to provide retirement benefits to directors of the Company and the Bank.

     The Directors' Retirement Plan, as amended effective as of October 31, 1997, provides for a normal retirement benefit to be paid to each director who retires after attaining age 65 and completing at least 10 years of "creditable service" and who agrees to provide consulting services to the Company following retirement. "Creditable service" is defined generally in the Directors' Retirement Plan to mean service on the Company's Board of Directors, or on the Board of Directors (or board of trustees) of the Bank, including any service completed while the director was a salaried officer or employee of the Bank. The annual normal retirement benefit payable to a director upon retirement at age 65 under the Directors' Retirement Plan is calculated based on the annual retainer being paid to the director for service on the Board of Directors of the Company or the

Bank (whichever is greater in the case of a member of both Boards), as in effect in the month in which the director ceases to be a member of such Board. Pursuant to the Retirement Plan, as amended, "annual retainer" means the sum of the (i) annual retainer; (ii) aggregate committee meeting fees; and (iii) property inspection fees, if any, paid to the Board member for the relevant period. The Directors' Retirement Plan also provides for the payment of a vested retirement benefit upon the occurrence of certain events, including termination of the Plan, which may commence at any time after a director attains age 50 at the director's election upon retirement. The annual vested retirement benefit commencing at or after age 65 is equal to the annual normal retirement benefit multiplied by the lesser of 1.00 or the subtotal of the director's years of creditable service divided by 10. If a vested early retirement benefit is elected, the Directors' Retirement Plan provides for the amount of the benefit otherwise payable to be reduced by 0.5% for each month the benefit commencement date precedes the date on which the director would have attained age 65.

     In the event of a "change of control" of the Company, as defined in the Directors' Retirement Plan, each director would receive a benefit based upon credit for three additional years of age and service. Additionally, upon a change of control, the Directors' Retirement Plan permits each director to elect a lump sum payment of his or her benefit under the Plan and for such benefit to be subject to an early retirement reduction factor of 0.25% rather than 0.5% per month. In the event a director's service terminates within the period beginning three months prior to, and ending three years after, a change in control, the director would not be required to provide consulting services in order to receive retirement benefits.

     In accordance with the Merger Agreement, the Company has amended the Directors' Retirement Plan to provide for its termination effective as of December 31, 1997. Pursuant to the termination amendment, all benefits under the Directors' Retirement Plan have become vested and non-forfeitable, and all benefit accruals have ceased effective as of the Plan's termination date. In addition, pursuant to the terms of the Merger Agreement, the Directors' Retirement Plan has been amended to provide for each director's retirement benefit to be determined as if a change of control of the Company had occurred effective as of December 31, 1997 and for benefits to be immediately distributable to the directors. The estimated average annual benefit payable to a participant upon retirement at or after age 65 based on an average $29,400 annual retainer currently in effect for directors of the Company and assuming 10 years of service would be approximately $29,400 per year.

     The Directors' Retirement Plan is unfunded. All benefits payable under the Directors' Retirement Plan will be paid from the Company's current assets. As soon as practicable, the Company will either purchase an annuity to pay the directors' benefits upon retirement or will make a lump sum distribution to each director of his or her plan benefits in the 1998 calendar year. There are no tax consequences to either the director or the Company until benefits are paid out to the director. At that time, the director will recognize income in the amount of the payment, and the Company will be entitled to an offsetting deduction. The actions described above will occur whether or not the Merger is consummated.

     Directors' Option Plan. The Company adopted the MSB Bancorp, Inc. 1992 Stock Option Plan For Outside Directors ("Directors' Option Plan") pursuant to which each outside director at the time of the conversion of the Bank from mutual to stock ownership form ("Conversion") received an option to purchase shares of Common Stock, the amount of which was determined by a formula based on years of service on the Board, at a price of $10.00 per share. Any individual who becomes an outside director will be granted a non-statutory stock option to purchase 3,375 shares of Common Stock at an exercise price equal to the fair market value of the Common Stock at the date of grant. However, to the extent there are less than 3,375 shares remaining for issuance under the Directors' Option Plan, such outside director shall be granted a non-statutory stock option to purchase a number of shares of Common Stock equal to the remaining shares available for issuance. No options were granted or canceled during fiscal 1997, and 8,217 options were exercised during the year. Options for 41,083 shares of Common Stock were exercisable as of December 31, 1997.

Executive Compensation

     Summary Compensation Table. The following table shows, for the fiscal years ended December 31, 1997, 1996 and 1995, the cash compensation paid by the Bank, as well as certain other compensation paid or accrued for those years, to the Chief Executive Officer and the highest paid executive officer whose base salary and bonus exceeded $100,000 in 1997 ("Named Executive Officers") of the Company. The Company has not paid any cash compensation to the Named Executive Officers. No other officers received total compensation in excess of $100,000 in fiscal 1997.

                                                                                          Long-Term Compensation
                                                                              ---------------------------------------------------
                                              Annual Compensation                   Awards                   Payouts
                                    --------------------------------------    ----------------------    -------------------------
                                                                                                                        All
                                                                Other                     Restricted                   Other
                                                               Annual           Stock      Options/      LTIP         Annual
        Name and                    Salary       Bonus     Compensation(2)    Awards(3)     SARs(4)     Payouts   Compensation(5)
   Principal Position        Year     ($)         ($)            ($)             ($)          (#)         ($)           ($)
   ------------------        ----   ------       -----     ---------------    ---------     -------     -------   ---------------
William C. Myers(1)
  Chairman of the Board,
President and Chief
  Executive Officer......    1997    192,069       11,875         --             --            --         --            43,434
                             1996    162,490       17,262         --             --            --         --            38,137
                             1995    142,934        6,365         --             --            --         --            27,029
Gill Mackay
  Executive Vice President
  and Chief Operating
      Officer............    1997    123,322        7,095         --             --            --         --            34,082
                             1996    117,192       12,475         --             --            --         --            29,801
                             1995     99,164        4,500         --             --            --         --            19,296


------------------------

(1)  Salary includes director fees paid to Mr. Myers.

(2) Perquisites for the years ended December 31, 1997, December 31, 1996 and December 31, 1995 did not exceed the lesser of $50,000 or 10% of the total of salary and bonus as reported for the Named Executive Officer.

(3) The Bank maintains the MSB Recognition and Retention Plans and Trusts ("BRPs") for the benefit of certain key officers and directors. Restricted stock awards made under the BRPs vest in equal installments at a rate of 20% per year. At December 31, 1997, all awards were fully vested and no additional restricted stock awards were granted.

(4) The Company maintains the MSB Bancorp, Inc. 1992 Incentive Stock Option Plan ("Incentive Stock Plan") for the benefit of officers and employees. Options granted under the Incentive Stock Plan generally vest in equal installments at a rate of 20% per year over a five-year period. However, options granted under this Plan will automatically become 100% vested upon the earlier termination of an option holder's employment due to death, disability or retirement or following a change in control. At December 31, 1997, of the 32,200 options that had been originally granted to Mr. Myers, 2,000 were exercised in 1997 and 13,435 remain presently exercisable. The balance of the 32,000 options originally granted to Mr. Myers were exercised by him in prior years. Mr. Mackay was granted 19,320 options, all of which are presently exercisable. Mr. Mackay did not exercise any options in 1997.

(5) Includes allocations under the Bank's Employee Stock Ownership Plan ("ESOP") of 946, 1,542, and 1,461 shares of Common Stock for 1997, 1996 and 1995 with a total market value of $35,593, $30,262 and $27,029, respectively, as of December 31, 1997, 1996 and 1995 for the account of Mr. Myers and allocations under the ESOP of 763, 1,205, and 1,043 shares of Common Stock for 1997, 1996 and 1995 with a market value of $28,708, $23,648 and $19,296, respectively, as of December 31, 1997, 1996 and 1995 under the ESOP for the account of Mr. Mackay. These figures also include the dollar amounts of the employer contributions made by the Bank to its 401(k) Savings Plan on behalf of Mr. Myers and Mr. Mackay for the years ending December 31, 1997 and December 31, 1996. The dollar amounts of the contributions made by the Bank to the Plan on Mr. Myers' behalf totaled $7,841 and $7,875 for fiscal 1997 and 1996 and the dollar amounts of the Bank's contributions to the Plan on Mr. Mackay's behalf totaled $5,324 and $6,153 for these years. The Bank resumed making contributions to the 401(k) Savings Plan in fiscal 1996 due to the termination of its tax-qualified pension plan which occurred in 1995.

Employment Agreements

     Under the Merger Agreement, HUBCO has agreed to honor Mr. Myers' existing employment agreement with the Company dated effective as of September 3, 1994, and amended effective as of September 3, 1995, September 3, 1996 and October 31, 1997 (the "Myers Employment Agreement"), provided the Company and Mr. Myers adopt certain amendments to this agreement, described below, effective at the Closing (as defined in the Merger Agreement). The Myers Employment Agreement provides for a five year term that will automatically be extended to a full five years upon a "change of control" of the Company or the Bank, as defined in the Agreement. In addition, pursuant to the amendments to the Myers Employment Agreement adopted in 1997, if a change of control of the Company or the Bank occurs, Mr. Myers or, in the event of his death, his beneficiary, would be entitled to receive a payment equal to the remaining salary payments due under the Agreement together with all other cash compensation and benefits, including life, health, dental and disability coverages, for the full five year term of the Agreement, regardless of whether his employment terminates, on a voluntary or involuntary basis, as a result of such change of control. The Myers Employment Agreement also provides that in the event the present value of the total payments to be made to Mr. Myers upon a change of control of the Company or the Bank constitute an "excess parachute payment" under Section 280G of the Code that would trigger the payment of excise taxes under Section 4999 of the Code, the Company will indemnify Mr. Myers for the amount of the excise taxes and the amount of any income and employment tax liability that would be triggered as a result of such indemnification (a "gross-up provision").

     Since it is anticipated that the Merger will constitute a "change of control" of the Company and the Bank under the Myers Employment Agreement, and it is expected that the total present value of the amounts payable to Mr. Myers upon such event would constitute "excess parachute payments" under Section 280G of the Code, thereby triggering the excise taxes under Section 4999 of the Code and the application of the gross-up provision in the Myers Employment Agreement, the Company and Mr. Myers have agreed to amend the Myers Employment Agreement, in a manner acceptable to HUBCO and effective at the Closing (as defined in the Merger Agreement), to reduce the total present value of the payment to be made to Mr. Myers under the Agreement so that the aggregate amount of such distribution would not constitute an "excess parachute payment" under Section 280G of the Code. Based on Mr. Myers' current annual rate of salary of $199,500 and pursuant to the terms of the Myers Employment Agreement, as it is anticipated to be amended, if a change of control occurs on March 31, 1998, it is expected that Mr. Myers would receive a payment under the Myers Employment Agreement having a present value of approximately $561,000, including all non-cash benefits.

     The Merger Agreement also provides for HUBCO to honor the employment agreement entered into between the Company and Gill Mackay, adopted effective as of September 3, 1994, and subsequently amended effective as of September 3, 1995, September 3, 1996 and October 31, 1997, and the employment agreement between the Company and Anthony J. Fabiano, adopted effective as of January 1, 1996 and subsequently amended effective as of January 1, 1997 and October 31, 1997 (collectively, the "Employment Agreements"). The Merger Agreement does not require the Employment Agreements for Messrs. Mackay and Fabiano to be amended in the manner described above for Mr. Myers.

     The Employment Agreements for Messrs. Mackay and Fabiano each provide for an initial three year term. Pursuant to the Amendatory Agreements to these Agreements adopted in 1997, the term of each executive's Employment Agreement will automatically be extended to three years in the event a "change of control" of the Company and the Bank occurs, as such term is defined in each Agreement. In addition, pursuant to such 1997 amendments, upon a change of control, each executive will automatically be entitled to receive a payment equal to the remaining salary payments due under the Employment Agreement together with all other cash compensation and benefits, including life, health, dental and disability coverages, for the full three year term of the Agreement regardless of whether the executive's employment terminates due to the change of control. The Employment Agreements each contain a gross-up provision.

     It is anticipated that the Merger will constitute a "change of control" under each executive's Employment Agreement. Although it is expected that the payments to be made and the benefits to be provided to each executive will constitute "excess parachute payments" that would result in the imposition of excise taxes, the determination of whether an excise tax will be due and the amount of any such tax will be made on the basis of the circumstances prevailing at the Effective Time (as defined in the Merger Agreement). Assuming a change of control were to occur on March 31, 1998, based on the current annual rate of salary in effect for Mr. Mackay and Mr. Fabiano of $135,450 and $99,750, respectively, it is anticipated that Mr. Mackay and Mr. Fabiano would receive payments having a present value of approximately $999,000 and $779,000, respectively, including the value of all non-cash benefits. Any excess parachute payments and indemnification amounts paid will not be deductible compensation expenses for the Company or the Bank.

Special Termination Agreements

     In the Merger Agreement, HUBCO has also agreed to honor the special termination agreements the Bank has entered into with each of its Vice-Presidents which include, Mary Ellen Rogulski, Karen DeLuca, Frances C. Reilly, Frank J. Fogg, Steven R. Gleason, and Catherine Terwilliger (collectively, the "Special Termination Agreements").

     Effective upon a "change of control" of the Company or the Bank, each Special Termination Agreement provides for an extension so that the remaining term of each Agreement will be three years effective upon such event, as defined int he Agreements. Each Special Termination Agreement also provides that if, at any time following a change of control of the Company or the Bank and during the term of such Agreement, the executive's employment is terminated for any reason other than "for cause" as defined in the Agreement or if the executive were to terminate his or her own employment following the change of control as a result of the executive's (i) demotion or loss of title, office or significant authority; (ii) reduction in the executive's compensation; (iii) relocation of the executive's principal place of employment; (iv) material change in the executive's working conditions; or (v) failure of the Bank (or its successor) to continue to provide employee benefit programs substantially similar to those in effect before the change of control, the executive, or, in the event of his or her death, the executive's beneficiary, would be entitled to receive a severance payment in the amount equal to the sum of (a) twice the executive's then current annual base salary; (b) the contributions that would have been made by the Bank on the executive's behalf to the Bank's 401(k) Savings Plan (and any other tax-qualified defined contribution plan it maintains in which the executive participates) for the two-year period following the executive's termination of employment; and (c) the fair market value of any stock that would have been awarded or allocated to the executive under the Bank's ESOP and any stock-based incentive compensation plan for the two-year period following the executive's termination of employment. The Bank or the Company would also be required to continue life, health, and disability insurance coverage for the remaining unexpired term of each executive's Special Termination Agreement.

     It is anticipated that the Merger will constitute a "change of control" under all of the Special Termination Agreements. The Special Termination
Agreements provide that if the total payment to be made to an executive following a change of control constitutes an "excess parachute payment" under
Section 280G
of the Code, the aggregate amount payable under each Agreement would be reduced to the greater of (a) one dollar below the amount which would subject the executive to the payment of an excise tax or (b) the net amount otherwise payable to the executive excluding the 20% excise tax payable to the portion of the payment constituting an "excess parachute payment." The current annual rate of salary for Ms. Rogulski, Ms. DeLuca, Ms. Reilly, Mr. Fogg, Mr. Gleason and Ms. Terwilliger is $71,400, $43,365, $67,200, $68,250, $58,800, and $63,000,
respectively.  Accordingly,  if it is  assumed  that a  change  of  control  and termination were to occur on March 31, 1998, the aggregate amount payable, including non-cash benefits, to Ms. Rogulski, Ms. DeLuca, Ms. Reilly, Mr. Fogg, Mr. Gleason and Ms. Terwilliger under each executive's Special Termination
Agreement  would  be  approximately  $194,000,   $111,000,  $170,000,  $170,000,
$206,000, and $159,000, respectively.

Option Plan

     The following table provides certain information with respect to the number of shares of Common Stock acquired through the exercise of, or represented by outstanding, stock options held by the Named Executive Officers as of December 31, 1997 under the Company's Incentive Stock Plan. Also reported are the values for "in-the-money" options, which represent the positive spread between the exercise price of any such existing stock options and the year-end price of the Common Stock, which was $37.625 per share.

                                                           Number of Securities
                                                                Underlying                Values of Unexercised
                                                                Unexercised                   in-the-Money
                           Shares                             Options/SARs at                 Options/SARs
                          Acquired         Value              Fiscal Year-End              at Fiscal Year-End
                         on Exercise     Realized                   (#)                            ($)
                             (#)            ($)          Exercisable/Unexercisable      Exercisable/Unexercisable
                      ---------------- ------------- -------------------------------- ---------------------------
William C. Myers           2,000          18,000                 13,435/0                     371,142/0
Gill Mackay                  --             --                   19,320/0                     533,715/0


As of December 31, 1997, of the 32,200 options that had been originally granted to Mr. Myers, 2,000 were exercised in 1997 and 13,435 remain presently exercisable. The balance of Mr. Myers' original option grant was exercised in prior fiscal years. Mr. Mackay had been granted 19,320 options, all of which remain presently exercisable. Mr. Mackay did not exercise any options in 1997.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

Security Ownership of Certain Beneficial Owners

     The following table sets forth certain information as to those persons believed by management to be beneficial owners of more than 5% of the outstanding shares of Common Stock on February 25, 1998, as disclosed in certain reports regarding such ownership filed with the Company or with the SEC in accordance with Section 13 of the Exchange Act, by such persons and groups. Other than those persons listed below, the Company is not aware of any person or group, as such term is defined in the Exchange Act, that owns more than 5% of the Common Stock as of February 25, 1998.

                               Name and Address                   Number            Percent of
Title of Class                 of Beneficial Owner                of Shares         Class(1)
--------------                 -------------------                ---------         --------
Common Stock                   Tontine Partners, L.P.             209,700(2)        7.4%
                               Tontine Financial Partners, L.P.
                               and Jeffrey Gendell, Managing
                               Member of Tontine
                               Management, L.L.C., and
                               Managing Member of Tontine
                               Overseas Associate, Ltd.
                               200 Park Avenue, Suite 3900
                               New York, NY 10166

Common Stock                   Smith Barney Inc.                  160,025(3)        5.6%
                               388 Greenwich Street
                               New York, New York 10013

Common Stock                   Middletown Savings Bank            155,522(4)        5.5%
                               Employee Stock Ownership
                               Plan and Trust
                               35 Matthews Street
                               Goshen, New York 10924

Common Stock                   Bear, Stearns & Co., Inc.          144,400(5)        5.1%
                               115 South Jefferson Road
                               Whippany, New Jersey 07981

Common Stock                   Kahn Brothers & Co., Inc.          132,000(6)        4.6%
                               One Exchange Plaza
                               New York, New York 10006

------------------------

(1) The total number of shares of Common Stock outstanding on March 8, 1998 was 2,844,153 shares.

(2) Information is based on a Schedule 13G dated December 4, 1997, in which Tontine Partners, L.P., Tontine Financial Partners, L.P.and Jeffrey Gendell, Managing Member of Tontine Management, L.L.C., and Managing Member of Tontine Overseas Associate, Ltd., have the shared dispositive power and the shared voting power over all of the shares.

(3) Information is based on a Schedule 13G dated February 5, 1997, in which Smith Barney Inc. ("Smith Barney"), Smith Barney Holdings ("SB Holdings") and Travelers Group Inc. ("Travelers") disclosed that none of such entities had dispositive power over the shares and each such entity shared voting power over all of the shares. Smith Barney is a broker-dealer registered under Section 15 of the Exchange Act. Such Schedule 13G provides that SB Holdings is the sole common stockholder of Smith Barney, and Travelers is the sole stockholder of SB holdings.

(4) Shares of Common Stock were acquired by the ESOP in connection with the Bank's Conversion. A committee consisting of non-employee members of the Board of Directors administers the ESOP ("ESOP Committee"). An unrelated corporate trustee for the ESOP ("ESOP Trustee") has been appointed by the Board of Directors. The Committee instructs the ESOP Trustee regarding investment of funds contributed to the ESOP. Each member of the Committee disclaims beneficial ownership of the shares of Common Stock held in the ESOP. Shares purchased by the ESOP are held in a suspense account and released for allocation to participants' accounts annually. The

     ESOP Trustee must vote all allocated shares held in the ESOP in accordance with the instructions of the participating employees. Unallocated shares held in the suspense account will be voted by the ESOP Trustee in a manner calculated to most accurately reflect the instructions it has received from participants regarding the allocated stock, provided such instructions do not conflict with the ESOP Trustee's fiduciary obligations under the Employee Retirement Income Security Act of 1974, as amended. As of December 31, 1997, 112,306 shares of Common Stock had been allocated to participants' accounts in the ESOP and 43,216 shares were held unallocated by the ESOP Trustee.

(5) Information is based on a Schedule 13G dated January 16, 1998, in which Bear, Stearns & Co., Inc. disclosed that it had sole dispositive and voting power over 128,400 shares and shared voting and dispositive power over 16,000 shares.

(6) Information is based on a Schedule 13G dated January 16, 1998, in which Kahn Brothers & Company disclosed that it had sole dispositive power over all of the shares and sole voting power over all of the shares.

Stock Ownership of Management

     The following table sets forth information with respect to the shares of Common Stock beneficially owned by each director of the Company, by each Named Executive Officer of the Company identified in the Summary Compensation Table included elsewhere herein and all directors and executive officers of the Company or the Company's wholly owned subsidiary, MSB Bank, as a group as of March 25, 1998. For purposes of this table, an individual is considered to "beneficially own" any securities (a) over which he or she exercises sole or shared voting or investment power or (b) of which he or she has the right to acquire beneficial ownership, including the right to acquire beneficial ownership by the exercise of stock options, within 60 days after March 25, 1998. As used herein, "voting power" includes the power to vote, or direct the voting of, such securities, and "investment power" includes the power to dispose, or direct the disposition of, such securities.

                                                                         Amount and             Percent of
                                                                          Nature of               Common
                                                                         Beneficial                Stock
       Name                                   Title                      Ownership(1)          Outstanding(8)
       ----                                   -----                      ------------          --------------
William C. Myers                      Chairman of the Board,                39,670(2)(3)              1.4%
                                      President and Chief
                                      Executive Officer,
                                      Director
Gill Mackay                           Executive Vice                        38,756(2)(3)(5)           1.3%
                                      President and Chief
                                      Operating Officer
Joan M. Costello                      Director                              10,244(4)                    *
Ralph W. Decker                       Director                              30,511(4)(5)              1.1%
Joseph R. Donovan                     Director                               7,139(4)                    *
John L. Krause                        Director                              14,403(4)                    *
John W. Norton                        Director                              11,874(4)                    *
Douglas Porto                         Director                              17,154(4)(5)                 *
Nicholas J. Scali                     Director                              25,616(2)(3)                 *
Daniel R. Snyder                      Director                              14,794(4)(5)                 *
Frederick B. Wildfoerster, Jr.        Director                              11,798(4)                    *
All directors and executive                                                224,185(6)(7)(8)           7.7%
officers as a group
(13 persons)

---------------------

*    Less than 1% of outstanding Common Stock.

(1) Except as otherwise noted, each person or relative of such person whose shares are included herein exercises sole (or shared with spouse, relative or affiliate) voting or dispositive power as to the shares reported.

(2) Includes 13,435 and 19,320 shares which may be acquired by Mr. Myers and Mr. Mackay, respectively, pursuant to options granted under the Incentive Stock Plan which are presently exercisable.

(3) Includes 3,796 and 5,045 shares held by the trustee of the Bank's 401(k) Savings Plan which are allocable to the accounts of Mr. Myers and Mr. Mackay, respectively, and as to which each shares voting and dispositive power. Also includes 6,794, 5,035 and 486 shares allocated to Messrs. Myers, Mackay and Scali, respectively, under the ESOP as to which each may exercise voting power, but not dispositive power, except in limited circumstances. Does not include the 43,216 shares held in the trust established for the ESOP that have not been allocated to any individual's account and as to which the members of the Bank's ESOP Committee, which consists of Dr. Decker, Dr. Krause and Mr. Porto, may be deemed to share dispositive power. Each member of the ESOP Committee disclaims beneficial ownership of such shares.

(4)  Includes 5,603,  6,497,  5,486,  6,128, 4,259, 8,997 and 4,113 shares which may be acquired by Dr. Decker, Messrs. Wildfoerster and Donovan, Ms. Costello, Messrs. Norton, Porto and Snyder, respectively, pursuant to options granted under the Company's Directors' Option Plan which are presently exercisable.

(5) Includes shares over which individuals share voting and dispositive power (other than disclosed in notes 3 and 4) as follows: Mr. Mackay, 410 shares; Mr. Decker, 23,068 shares; Mr. Porto, 6,696 shares; and Mr. Snyder, 400 shares.

(6) Does not include 6,136 shares of Common Stock over which the Board of Directors shares voting power which are held by the trust established for the Directors' Deferred Compensation Plan, the MSB Bank Officers' Deferred Compensation Plan and the supplemental retirement benefits provided for in the employment agreements of Mr. Myers and Mr. Mackay to compensate them for the benefits that they cannot receive under the Company's tax-qualified employee benefit plans due to the limitations imposed under the Code. Each member of the Board of Directors disclaims beneficial ownership of such shares.

(7) Excludes 3,860 shares held by the BRPs which have not been allocated as to which executive officers may share voting, but not dispositive, power. Includes 73,838 shares subject to options awarded to directors and officers under the Directors' Option Plan and Incentive Stock Plan which are presently exercisable. Includes 18,769 shares allocated to executive officers and to Mr. Scali under the ESOP, as to which such individuals may exercise voting, but not dispositive power, except in limited circumstances. Includes 10,749 shares held by the 401(k) Savings Plan trustee which are allocable to the accounts of the executive officers and as to which such officers shares voting and dispositive power.

(8) Percentages with respect to each person or group of persons have been calculated on the basis of 2,844,153 shares of Common Stock, the number of shares of Common Stock outstanding as of March 25, 1998, plus the number of shares of Common Stock which such person or group has the right to acquire within 60 days after March 25, 1998 by the exercise of stock options.

Item 13. Certain Relationships and Related Transactions.

     From time to time the Bank makes loans to its and the Company's officers, which loans are made in the ordinary course of business, on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and do not involve more than the normal risk of collectibility or present other unfavorable features. The Bank does not make loans to its directors or to the Company's directors. Non-executive officers and other employees of the Bank may obtain mortgage loans without the payment of points or application fees.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) Listed below are all financial statements and exhibits filed as part of this report:

          (1) The consolidated balance sheets of MSB Bancorp, Inc. and subsidiary as of December 31, 1997, 1996 and 1995 and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three year period ended December 31, 1997 together with the related notes and the independent auditors' report of KPMG Peat Marwick LLP and Nugent and Haeussler, PC (the Company's predecessor accountant), independent certified public accountants.

          (2) All other schedules omitted as they are not applicable.

          (3) Exhibits

DESIGNATION        DESCRIPTION
-----------        -----------

2.1 Agreement and Plan of Merger by and among HUBCO, Inc., MSB Bancorp, Inc. and MSB Bank (Incorporated by reference to
                   Exhibit 2.1 to the Company's  Form 8-K, filed on December 17,
                   1997)

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

4.2 Rights Agreement between MSB Bancorp, Inc. and Mellon Bank, N.A., dated as of September 16, 1994 (Incorporated by reference to Exhibit 2 to the Registration Statement on Form 8-A, filed on September 20, 1994)

4.3 Amendment No. 1, dated as of January 9, 1996, to Rights Agreement between MSB Bancorp, Inc. and Mellon Bank, N.A., dated as of September 16, 1994 (Incorporated by reference to Exhibit 4.3 to the Company's Form 10-K, dated March 22, 1996)

4.4* Amendment No. 2, dated as of December 15, 1997 to Rights Agreement between MSB Bancorp, Inc. and Mellon Bank, N.A., dated as of September 16, 1994.

4.5 Certificate of Designations, Preferences and Rights of Series A Junior Participating Preferred Stock of MSB Bancorp, Inc. (Included as Exhibit A to the Rights Agreement set forth at Exhibit 4.2)

4.6 Form of Right Certificate (Included as Exhibit B to the Rights Agreement set forth at Exhibit 4.2)

4.7 Certificate of Designations, Preferences and Rights of 8.75% Cumulative Convertible Preferred Stock, Series A of MSB Bancorp, Inc. (Incorporated by reference to Exhibit 4.6 to the Company's Form 10-K, dated March 22, 1996)

4.8 Specimen Stock Certificate for 8.75% Cumulative Convertible Preferred Stock, Series A (Incorporated by reference to
                   Exhibit 4.7 to the Company's Form 10-K, dated March 22, 1996)

4.9 Preferred Stock Purchase Agreement, dated as of January 4, 1996, by and between MSB Bancorp, Inc. and HUBCO, Inc., regarding 8.75% Cumulative Convertible Preferred Stock, Series A of MSB Bancorp, Inc. (Incorporated by reference to
                   Exhibit 4.8 to the Company's Form 10-K, dated March 22, 1996)


----------------------
*    Included herewith.

DESIGNATION        DESCRIPTION
-----------        -----------

4.10 Stock Option Agreement by and between HUBCO, Inc. and MSB Bancorp, Inc. (Incorporated by reference to Exhibit No. 4.1 to the Company's Form 8-K, filed on December 17, 1997)

10.1 MSB Bank 401(k) Savings Plan, as amended and restated effective as of July 1, 1995 (Incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-2, No. 33-97904)

10.2 Middletown Savings Bank Employee Stock Ownership Plan and Trust, effective as of January 1, 1992 (Incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-1, No. 33-47626)

10.3 Amendments to the Middletown Savings Bank Employee Stock Ownership Plan and Trust (Incorporated by reference to Exhibit 10.5 to the Form 10-K for the fiscal year ended December 31, 1994)

10.4 MSB Bancorp, Inc. Incentive Stock Option Plan (Incorporated by reference to Exhibit A to the Proxy Statement for the First Annual Meeting of Stockholders on January 27, 1993)

10.5 MSB Bancorp, Inc. Stock Option Plan for Outside Directors (Incorporated by reference to Exhibit B to the Proxy Statement for the First Annual Meeting of Stockholders on January 27, 1993)

10.6 MSB Bank Recognition and Retention Plan, as amended and restated effective as of June 1, 1995 (Incorporated by reference to Exhibit 10.9 to the Registration Statement on Form S-2, No. 33-97904)

10.7 MSB Bank Directors' Deferred Compensation Plan, as amended and restated effective as of June 1, 1995 (Incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-2, No. 33-97904)

10.8 Retirement Plan for Board Members of MSB Bancorp, Inc., adopted effective as of October 21, 1994 (Incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-2, No. 33-97904)

10.8(A)* Amendments to the Retirement Plan for Board Members of MSB Bancorp, Inc. adopted effective as of October 31, 1997 and December 1997.

10.9 MSB Bank Officers' Deferred Compensation Plan, adopted effective as of November 1, 1996 (Incorporated by reference to Exhibit 10.9 to the Form 10-K for the fiscal year ended December 31, 1997)

10.10* MSB Bank Employee Severance Compensation Plan, as amended and restated effective as of September 3, 1995 and including Amendments through December 29, 1997


----------------------
*    Included herewith.

DESIGNATION        DESCRIPTION
-----------        -----------

10.11 Employment Agreement by and between MSB Bancorp, Inc. and William C. Myers, adopted effective as of September 3, 1994, as amended effective as of September 3, 1995 (Incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-2, No. 33-97904)

10.11(A) Amendatory Agreement to the Employment Agreement by and between MSB Bancorp, Inc. and William C. Myers, adopted effective as of September 3, 1996 (Incorporated by reference to Exhibit 10.11(A) to the Form 10-K for the fiscal year ended December 31, 1996)

10.11(B)*          Amendatory  Agreement  to  the  Employment  Agreement  by and
                   between MSB Bancorp, Inc. and William C. Myers, adopted effective as of October 31, 1997

10.12 Employment Agreement by and between MSB Bancorp, Inc. and Gill Mackay, adopted effective as of September 3, 1994, as amended effective as of September 3, 1995 (Incorporated by reference to Exhibit 10.11 to the Registration Statement on Form S-2, No. 33-97904)

10.12(A) Amendatory Agreement to the Employment Agreement by and between MSB Bancorp, Inc. and Gill Mackay, adopted effective as of September 3, 1996 (Incorporated by reference to Exhibit 10.12(A) to the Form 10-K for the fiscal year ended December 31, 1996)

10.12(B)*          Amendatory  Agreement  to  the  Employment  Agreement  by and
                   between MSB Bancorp, Inc. and Gill Mackay, adopted effective as of October 31, 1997

10.13 Employment Agreement by and between MSB Bancorp, Inc. and Anthony J. Fabiano, effective as of January 1, 1996 (Incorporated by reference to Exhibit 10.15 to the Registration Statement on Form S-2, No. 33-97904)

10.13(A) Amendatory Agreement to the Employment Agreement by and between MSB Bancorp, Inc. and Anthony J. Fabiano, effective as of January 1, 1997 (Incorporated by reference to Exhibit 10.13(A) to the Form 10-K for the fiscal year ended December 31, 1996)

10.13(B)*          Amendatory  Agreement  to  the  Employment  Agreement  by and
                   between MSB Bancorp, Inc. and Anthony J. Fabiano, effective as of October 31, 1997

10.14 Special Termination Agreements by and between MSB Bank and Karen DeLuca, Frances C. Reilly, Frank J. Fogg and Steven R. Gleason, respectively, adopted effective as of September 3, 1994, as amended effective as of October 27, 1995 (Incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-2, No. 33-97904)

10.15 Special Termination Agreement by and between MSB Bank and Mary Ellen Rogulski adopted effective as of January 1, 1996 (Incorporated by reference to Exhibit 10.17 to the Registration Statement on Form S-2, No. 33-97904)


----------------------
*    Included herewith.

DESIGNATION        DESCRIPTION
-----------        -----------

10.16 Special Termination Agreement by and between MSB Bank and Catherine Terwilliger adopted effective as of March 21, 1997 (Incorporated by reference to Exhibit 10 to the Company's Form 10-Q, for the quarterly period ended March 31, 1997)

10.17 Asset Purchase and Sale Agreement, dated as of September 29, 1995, and amendment thereto, dated December 28, 1995, between Middletown Savings Bank and First Nationwide Bank, A Federal Savings Bank (Incorporated by reference to the Current Reports on Form 8-K, dated October 2, 1995 and January 2, 1996, respectively)

10.18 Asset Purchase and Sale Agreement, dated as of December 28, 1995, and Amendment No. 1 thereto, dated December 28, 1995, between MSB Bank and Provident Savings Bank, F.A. (Incorporated by reference to the Current Report on Form 8-K, dated January 2, 1996)

11*                Statement re: Computation of Earnings Per Share

16 Letter re Change in Certifying Accountant (Incorporated by reference to the Company's Current Report on Form 8-K dated December 6, 1995, as amended by the Form 8-K/A dated December 11, 1995)

21*                Subsidiaries of the Registrant

23.1*              Consent of KPMG Peat Marwick LLP

23.2*              Consent of Nugent & Haeussler, P.C.

27* Financial Data Schedule (submitted only with filing in electronic format)


     (b) The following Current Report on Form 8-K was filed by the Company during the fourth quarter of 1997:

     The Company's current report on Form 8-K dated December 15, 1997 was filed on December 17, 1997.


----------------------
*    Included herewith.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 of the Securities Exchange Act of 1934, the Registrant certifies that it has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of Goshen, State of New York, on March 30, 1998

                                       MSB Bancorp, Inc.


                                       By: /s/ William C. Myers
                                           -------------------------------------
                                           William C. Myers
                                           President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the dates indicated.

                  Name                                     Title                                 Date
                  ----                                     -----                                 ----
/s/ William C. Myers                       Director, President, Chief Executive             March 30, 1998
-------------------------------------      Officer and Chairman of the Board
William C. Myers                           (Principal executive officer)

/s/ Gill Mackay                            Executive Vice President                         March 30, 1998
-------------------------------------      and Chief Operating Officer
Gill Mackay

/s/ Anthony J. Fabiano                     Senior Vice President and Chief                  March 30, 1998
-------------------------------------      Financial Officer (Principal
Anthony J. Fabiano                         Accounting and Financial Officer)

/s/ Joan M. Costello                       Director                                         March 30, 1998
-------------------------------------
Joan M. Costello

/s/ Ralph W. Decker                        Director                                         March 30, 1998
-------------------------------------
Ralph W. Decker

-------------------------------------      Director                                         March 30, 1998
Joseph R. Donovan

/s/ John L. Krause                         Director                                         March 30, 1998
-------------------------------------
John L. Krause

/s/ John W. Norton                         Director                                         March 30, 1998
-------------------------------------
John W. Norton

                                           Director                                         March 30, 1998
-------------------------------------
Douglas Porto

/s/ Nicholas J. Scali                      Director                                         March 30, 1998
-------------------------------------
Nicholas J. Scali

/s/ Daniel R. Snyder                       Director                                         March 30, 1998
-------------------------------------
Daniel R. Snyder

/s/ Frederick B. Wildfoerster, Jr.         Director                                         March 30, 1998
-------------------------------------
Frederick B. Wildfoerster, Jr.