Form 10-Q
period 1998-03-31
MSB BANCORP INC /DE
filed 1998-05-13
CIK 887202

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                -----------------

                                    FORM 10-Q

         (MARK ONE)

          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

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

                                       N/A
           ----------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed from last Report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No .

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                                                           Outstanding at
        Class                                              March 31, 1998
        -----                                              --------------

    Common Stock,                                            2,844,153
    par value $.01

                                TABLE OF CONTENTS


                         PART I -- FINANCIAL INFORMATION
                         -------------------------------

Item 1.  Financial Statements

         Consolidated Balance Sheets (Unaudited) -- March 31, 1998
         and December 31, 1997.................................................1

         Consolidated Statements of Income (Unaudited) -- Quarters
         ended March 31, 1998 and 1997.........................................2

         Consolidated Statements of Cash Flows (Unaudited) -- Quarters
         ended March 31, 1998 and 1997.........................................3

         Notes to Unaudited Consolidated Financial Statements..................5

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations................................................ 9

Item 3.  Quantitative and Qualitative Disclosures
         about Market Risk....................................................15


                          PART II -- OTHER INFORMATION
                          ----------------------------

Item 1.  Legal Proceedings....................................................16

Item 2.  Changes in Securities and Use of Proceeds............................16

Item 3.  Defaults upon Senior Securities......................................16

Item 4.  Submission of Matters to a Vote of Security Holders..................16

Item 5.  Other Information....................................................16

Item 6.  Exhibits and Reports on Form 8-K.....................................16

         Signatures...........................................................17

ITEM 1.  FINANCIAL STATEMENTS

MSB BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
       (UNAUDITED)
(In thousands except shares
  and per share amounts)

                                                                              MARCH 31,             DECEMBER 31,
                                                                                1998                    1997
                                                                        --------------------    --------------------
ASSETS
  Cash and due from banks..........................................          $     14,549            $   16,834
  Federal funds sold...............................................                56,655                21,065
  Securities available for sale....................................               132,581                54,082
  Mortgage-backed securities available for sale....................                97,909               225,680
  Loans, net.......................................................               396,532               391,429
  Premises and equipment, net......................................                13,772                14,062
  Accrued interest receivable......................................                 4,234                 5,049
  Real estate owned................................................                 2,221                 2,443
  Goodwill.........................................................                28,250                29,173
  Other assets.....................................................                 6,964                 5,550
                                                                               ----------            ----------
        Total assets...............................................          $    753,667            $  765,367
                                                                              ===========             =========

LIABILITIES AND STOCKHOLDERS' EQUITY
  Liabilities
     Deposits......................................................          $    661,046            $  673,432
     Mortgagors' escrow deposits...................................                 1,975                 2,247
     Accrued expenses and other liabilities........................                16,149                14,730
     ESOP obligations..............................................                   182                   182
                                                                             ------------            ----------
     Total liabilities.............................................               679,352               690,591
                                                                             ------------            ----------
  Stockholders' Equity
   Preferred stock ($.01 par value; 1,000,000 Shares authorized;
      600,000 shares issued at March 31,
      1998 and December 31, 1997)..................................                     6                     6
    Common stock ($.01 par value; 5,000,000
      shares authorized; 3,045,000 shares issued
      at March 31, 1998 and December 31, 1997).....................                    30                    30
      Additional paid-in capital...................................                48,069                48,069
      Retained earnings............................................                31,414                31,458
      Treasury stock, at cost (200,847 shares at March 31, 1998
      and December 31, 1997).......................................                (3,941)               (3,941)
      Unallocated ESOP stock.......................................                  (182)                 (182)
      Unallocated BRP stock........................................                   (42)                  (42)
  Accumulated Other Comprehensive Income
      Net unrealized loss on securities available for sale.........                (1,039)                 (622)
                                                                             ------------            ----------
           Total stockholders' equity..............................                74,315                74,776
                                                                             ------------            ----------
           Total liabilities and stockholders' equity..............         $     753,667          $    765,367
                                                                             ============           ===========


See accompanying notes to the unaudited consolidated financial statements.

MSB BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
           (UNAUDITED)
(In thousands except per share amounts)

                                                                           FOR THE QUARTER ENDED MARCH 31,
                                                                           -------------------------------
                                                                            1998                    1997
                                                                       --------------          --------------
INTEREST INCOME
  Mortgage loans..................................................     $       7,335           $       6,506
  Other loans.....................................................               733                     563
  Mortgage-backed securities......................................             1,889                   5,269
  Securities......................................................             1,185                     838
  Federal funds sold..............................................             1,096                     350
                                                                       -------------           -------------
        Total interest income.....................................            12,238                  13,526

INTEREST EXPENSE
  Interest on deposits............................................             6,210                   7,437
  Interest on borrowings..........................................                 6                       9
                                                                       -------------           -------------
        Total interest expense....................................             6,216                   7,446
                                                                       -------------           -------------
  Net interest income.............................................             6,022                   6,080
  Provision for loan losses.......................................             1,324                     300
                                                                       -------------           -------------
  Net interest income after provision for loan losses.............             4,698                   5,780

NON-INTEREST INCOME
  Service fees....................................................             1,143                     895
  Net realized gains on securities................................                63                      15
  Realized gains on mortgage loans held for sale..................                69                      32
  Other non-interest income.......................................                 8                      15
                                                                       -------------           -------------
                                                                               1,283                     957
NON-INTEREST EXPENSE
  Salaries and employee benefits..................................             1,927                   2,140
  Occupancy and equipment.........................................               771                     818
  Federal deposit insurance premiums..............................                68                      82
  Goodwill amortization...........................................               922                     921
  Other non-interest expense......................................             1,184                   1,217
                                                                       -------------           -------------
                                                                               4,872                   5,178
                                                                       -------------           -------------
  Income before income taxes......................................             1,109                   1,559
  Income tax expense..............................................               439                     602
                                                                       -------------           -------------
  Net income......................................................     $         670           $         957
                                                                       =============           =============
  Basic earnings per share .......................................     $        0.14           $        0.24
                                                                       =============           =============
  Diluted earnings per share......................................     $        0.13           $        0.24
                                                                       =============           =============


See accompanying notes to the unaudited consolidated financial statements.

MSB BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
          (UNAUDITED)
         (In thousands)

                                                                                   FOR THE QUARTER ENDED MARCH 31,
                                                                                   -------------------------------
                                                                                      1998                 1997
                                                                                ----------------      ---------------
 OPERATING ACTIVITIES
   Net Income..........................................................           $      670            $      957
   Adjustments to reconcile net income to net
    cash provided by operating activities:
   Realized gains on securities........................................                  (63)                  (15)
   Realized gain on sale of mortgage loans.............................                  (69)                  (32)
   Amortization of premiums/discounts on securities....................                  425                   266
   Proceeds from the sale of student loans.............................                  257                   302
   Origination of mortgage loans held for sale.........................               (8,817)               (3,643)
   Proceeds from the sale of mortgage loans............................                7,010                 3,740
   Amortization of net deferred loan origination fees..................                  (23)                  (43)
   Depreciation and amortization.......................................                  308                   325
   Provision for loan losses...........................................                1,324                   300
   Write-downs on real estate..........................................                   31                    21
   Goodwill amortization...............................................                  923                   921
   Decrease (increase) in accrued interest receivable..................                  815                   837
   Decrease (increase) in prepaid expenses and other assets............                 (830)               (1,620)
   Increase (decrease) in accrued expenses and other liabilities.......                  446                (2,634)
   Net change in Federal and State income tax payables and receivables.                1,632                   458
   Deferred income taxes...............................................               (1,372)                  (60)
   Other...............................................................                  105                   280
                                                                                  ----------            ----------
     Net cash provided by (used in) operating activities...............           $    2,772            $      360
                                                                                  ----------            ----------

 INVESTING ACTIVITIES
   Net (increase) decrease in loans....................................           $   (5,404)           $   (5,784)
   Purchases of securities available for sale..........................              (85,273)               (3,638)
   Proceeds from the sale of securities available for sale.............                6,232                    --
   Purchases of mortgage-backed securities available for sale..........                   --               (19,346)
   Proceeds from the sale of mortgage-backed securities
    available for sale.................................................              120,318                33,243
   Repayments of mortgage-backed securities available for sale.........                7,062                 4,446
   Proceeds from the sale of real estate owned, net....................                  575                   425
   Purchases of property and equipment.................................                  (19)                   (2)
                                                                                  ----------            ----------
     Net cash provided by (used in) investing activities...............           $   43,491            $    9,344
                                                                                  ----------            ----------

See accompanying notes to the unaudited consolidated financial statements.

MSB BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
             (UNAUDITED)
            (In thousands)

                                                                                  FOR THE QUARTER ENDED MARCH 31,
                                                                                  -------------------------------
                                                                                      1998                 1997
                                                                                ----------------      -------------
FINANCING ACTIVITIES
  Net change in deposits................................................          $  (12,386)           $  (6,615)
  Net increase (decrease) in mortgagors' escrow deposits................                (272)                (341)
  Proceeds from borrowings..............................................                 419                   --
  Repayment of ESOP loan................................................                  --                  (76)
  Payment of  dividends on common and preferred stock...................                (719)                (708)
  Proceeds from the exercise of stock options...........................                  --                   32
                                                                                  ----------            ---------
        Net cash provided by (used in) financing activities.............             (12,958)              (7,708)
                                                                                  ----------            ---------

  Increase (decrease) in cash and cash equivalents......................          $   33,305            $   1,996
  Cash and cash equivalents at beginning of period......................              37,899               48,965
                                                                                  ----------            ---------
  Cash and cash equivalents at end of period............................          $   71,204            $  50,961
                                                                                  ==========            =========

SUPPLEMENTAL INFORMATION
  Interest paid on savings deposits.....................................          $    6,210            $   7,425
  Income taxes paid (received)..........................................                 247                  136

  Non-cash transactions:
   Transfer of balances from loans receivable to real
     estate owned.......................................................          $      596            $     644
                                                                                  ==========            =========


See accompanying notes to the unaudited consolidated financial statements.

MSB BANCORP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.       Basis of Presentation

         On December 16, 1997, MSB Bancorp, Inc. (the "Company") announced the signing of a Merger Agreement by and among HUBCO, Inc. ("HUBCO"), the Company, and MSB Bank (the "Bank"). The Merger Agreement provides for the Company to be merged with HUBCO (the "Merger"),with HUBCO as the surviving corporation. HUBCO, a bank holding company incorporated in New Jersey, is the parent corporation of Hudson United Bank, a New Jersey-based bank (HUB), Lafayette American Bank, a Connecticut-based bank, and Bank of the Hudson, a New York-based bank ("BTH"). HUBCO anticipates that BTH will serve as HUBCO's New York bank subsidiary and that MSB Bank will be merged into BTH following the Merger. The Merger is expected to close in the second quarter.

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

         The unaudited quarterly financial statements presented herein should be read in conjunction with the annual audited consolidated financial statements of the Company for the fiscal year ended December 31, 1997.

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

2.       Earnings Per Share

         For purposes of calculating basic earnings per share, the number of weighted average shares were 2,840,473 and 2,820,451 for the first quarters of 1998 and 1997, respectively. Diluted weighted average shares included common stock equivalents of 40,975 and 34,121 for those same respective periods.

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

         Activity in the allowance for loan losses for the periods indicated is summarized as follows:

                                                                     QUARTER ENDED                 YEAR ENDED
                                                                       MARCH 31,                  DECEMBER 31,
                                                                       ---------                  ------------
                                                                1998              1997                1997
                                                         ----------------- ----------------- --------------------
                                                                          (DOLLARS IN THOUSANDS)
Balance at beginning of period.........................     $    2,807        $    1,960          $    1,960
Provision for loan losses..............................          1,324               300               1,565
LOANS CHARGED OFF
          Real estate..................................            456               121                 523
          Other loans..................................            216                91                 384
                                                            ----------        ----------          ----------
Total loans charged off................................            672               212                 907
                                                            ----------        ----------          ----------
RECOVERIES
          Real estate..................................             --                 6                 148
          Other loans..................................              9                20                  41
                                                            ----------        ----------          ----------
        Total recoveries...............................              9                26                 189
                                                            ----------        ----------          ----------
          Net charge-offs..............................            663               186                 718
                                                            ----------        ----------          ----------
Balance at end of period...............................     $    3,468        $    2,074          $    2,807
                                                            ==========        ==========          ==========
Ratio of net charge-offs to average
  net loans outstanding (annualized)...................           0.68%             0.23%              0.20%


4.       Comprehensive Income

         During the first quarter of 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. SFAS 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. In accordance with the provisions of SFAS 130 for interim period reporting, the Company's total comprehensive income (loss) for the first quarters of 1998 and 1997 was $253,000 and $(1,820,000), respectively. The difference between the Company's net income and total comprehensive income for these periods relates to the change in the net unrealized loss on securities available for sale during the applicable period of time.


5.       Legal Proceedings

         Except as described below, the Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Such routine legal proceedings in the aggregate are believed by management to be immaterial to the Company's financial condition and results of operations.

         The Company and its directors are defendants in a lawsuit, KAHN BROTHERS & CO., INC. PROFIT PLAN AND TRUST ET AL. V. MSB BANCORP, INC. ET AL., commenced by stockholders in the Delaware Court of Chancery, New Castle County, on November 22, 1995. (The Company and its directors were defendants in a lawsuit, POHLI V. MSB BANCORP, INC. ET AL., commenced by a stockholder in the Delaware Court of Chancery, New Castle County, on November 7, 1995. This action was consolidated with the KAHN litigation, and the KAHN amended complaint is now the operative pleading.) The plaintiffs, who own approximately 4.6% of the outstanding shares of the Common Stock and purport to represent a class consisting of all stockholders except the stockholder defendants, allege that the defendant directors breached their duty of care by failing to become fully informed about the expression of interest of HUBCO, Inc. ("HUBCO"); breached their duty of disclosure to stockholders by not notifying the public or the Company's stockholders of HUBCO's expression of interest; and breached their duty of good faith and fair representation by, among other things, not investigating whether the Acquisition constituted a reasonable alternative for building stockholder value. The plaintiffs further allege that the Company's offering of Common Stock in connection with the Acquisition (the "Common Stock Offering")) was not intended to enhance stockholder value, but rather was for the purpose of diluting the ownership and voting strength of existing stockholders and further entrenching existing management and the Board. The plaintiffs sought to enjoin the Common Stock Offering and are also seeking damages equal to the difference between the market price of the Common Stock on September 7, 1995, and $35 (approximately $14,989,000 in the aggregate) or, in the alternative, the difference between the market price of the Common Stock on October 26, 1995, and $25 (approximately $7,394,000 in the aggregate), including interest and attorneys' and other professional fees. In connection with this action, plaintiffs filed a motion seeking expedited discovery and scheduling. On December 6, 1995, in response to the plaintiffs' motion for expedited proceedings, which was treated by the Court as an application for a temporary restraining order with respect to the Common Stock Offering, the Court denied the plaintiffs' application for such order. On December 12, 1995, the court denied the plaintiffs' motion for re-argument. On December 18, 1995, the Company filed an answer denying all of the substantive allegations in the complaint and seeking, among other things, an order dismissing the complaint with prejudice. Plaintiffs amended their complaint to include allegations relating to an unsolicited merger proposal received by the Company from the First Empire State Corporation ("First Empire") on December 28, 1995. Specifically, the amended complaint alleges, among other things, that the Company's Board of Directors, in breach of its duties of care, loyalty and disclosure, relied on the advice of Bear, Stearns & Co., Inc. ("Bear Stearns"), the Company's financial advisor and underwriter for the Offering, knowing that Bear Stearns could not render independent financial advice regarding the First Empire proposal. The plaintiffs are seeking alternative damages based on these allegations in an amount equal to the difference between the market price of the Common Stock on December 28, 1995 and $26 (approximately $11,560,000 in the aggregate). The Company filed its amended answer on February 1, 1996 denying all of the substantive allegations in the amended complaint and seeking, among other things, an order dismissing the amended complaint with prejudice. The parties have engaged in substantial written discovery, and plaintiffs have deposed all of the directors and certain representatives of Bear Stearns. The Company has deposed plaintiffs' representative, Mr. Thomas Kahn. Discovery has been completed. On October 10, 1997, all the defendants served and filed with the Court a motion for summary judgment which seeks the dismissal of all the allegations in plaintiffs' amended complaint. As of January 16, 1998, defendants' motion for summary judgment was fully briefed and submitted to the Court. On May 1, 1998, the Court heard oral argument on the motion and reserved decision. The Company intends to continue to vigorously contest the allegations of wrongdoing in this action.

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

         On December 16, 1997, the Company announced the signing of the Merger Agreement by and among HUBCO, Inc. ("HUBCO") the Company and the Bank. The Merger Agreement provides for the Company to merge with HUBCO, with HUBCO as the surviving corporation. HUBCO, a bank holding company incorporated in New Jersey, is the parent corporation of Hudson United Bank, a New Jersey-based bank (HUB), Lafayette American Bank, a Connecticut-based bank, and Bank of the Hudson, a New York-based bank ("BTH"). HUBCO anticipates that BTH will serve as HUBCO's New York bank subsidiary and that MSB Bank will be merged into BTH following the Merger. The Merger is expected to close in the second quarter.

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

         The following table sets forth information relating to the Company's consolidated average balance sheet and interest income for the quarters ended March 31, 1998 and 1997 and reflects the average yield (not on a tax equivalent basis) on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. The average balances of securities available for sale and trading securities are calculated based on amortized cost. The yields and costs include fees, which are considered adjustments to yields.

                                                                   FOR THE QUARTER ENDED MARCH 31,
                                                                   -------------------------------
                                                                                 1998
                                                  -----------------------------------------------------------------
                                                                                                       AVERAGE
                                                        AVERAGE                                        YIELD/
                                                         BALANCE               INTEREST                 COST
                                                         -------               --------                 ----
                                                                        (DOLLARS IN THOUSANDS)
ASSETS:
  Interest-earning assets:
    Mortgage loans, net(1)....................       $  364,279               $   7,335                  8.17%
    Other loans(1)............................           30,829                     733                  9.64
    Mortgage-backed securities................          129,057                   1,889                  5.94
    Other securities..........................           81,927                   1,185                  5.89
    Federal funds, overnight..................           82,300                   1,096                  5.39
                                                     ----------               ---------              --------
    Total interest-earning assets.............          688,392                  12,238                  7.21
  Non-interest earning assets.................           67,377
                                                     ----------
    Total assets..............................       $  755,769
                                                     ==========
LIABILITIES AND RETAINED EARNINGS:
  Interest-bearing liabilities:
    Deposits:
      Savings accounts........................       $  200,658                   1,459                  2.95%
      Super NOW accounts......................           39,595                     151                  1.55
      Money market accounts...................           52,002                     486                  3.79
      Time deposits...........................          322,832                   4,114                  5.17
    Borrowings................................              385                       2                  2.11
    ESOP obligation...........................              182                       4                  8.91
                                                     ----------               ---------              --------
    Total interest-bearing
      liabilities.............................          615,654                   6,216                  4.10
  Other liabilities...........................           63,840
                                                     ----------
       Total liabilities......................          679,494
  Retained earnings...........................           76,275
                                                     ----------
       Total liabilities and
         retained earnings....................       $  755,769
                                                     ==========
  Net interest income/
   interest rate spread(2)....................                                $   6,022                  3.11%
                                                                              =========              ========
  Net earning assets/net
   interest margin(3).........................       $   72,738                                          3.55%
                                                     ==========                                      ========
  Ratio of interest-earning assets
   to interest-bearing liabilities............                                                           1.12x

-----------------------
(1) In computing the average balance of loans, non-accrual loans have been included.
(2) Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(3) Net interest margin represents net interest income divided by average interest-earning assets.

                                                                   FOR THE QUARTER ENDED MARCH 31,
                                                  ------------------------------------------------------------------
                                                                                 1997
                                                  ------------------------------------------------------------------
                                                                                                     AVERAGE
                                                         AVERAGE                                     YIELD/
                                                         BALANCE              INTEREST                COST
                                                         -------              --------                ----
                                                                      (DOLLARS IN THOUSANDS)
ASSETS:
  Interest-earning assets:
    Mortgage loans, net(1)....................       $  318,097               $  6,506                 8.29%
    Other loans(1)............................           23,239                    563                 9.83
    Mortgage-backed securities................          322,626                  5,269                 6.62
    Other securities..........................           54,224                    838                 6.26
    Federal funds, overnight..................           27,216                    350                 5.22
                                                     ----------               --------             --------
    Total interest-earning assets.............          745,402                 13,526                 7.36
  Non-interest earning assets.................           65,089
                                                     ----------
    Total assets..............................       $  810,491
                                                     ==========
LIABILITIES AND RETAINED EARNINGS:
  Interest-bearing liabilities:
    Deposits:
      Savings accounts........................       $  195,697                  1,570                 3.25%
      Super NOW accounts......................           39,148                    185                 1.92
      Money market accounts...................           51,158                    525                 4.16
      Time deposits...........................          396,456                  5,157                 5.28
    Borrowings................................               --                     --                --
    ESOP obligation...........................              431                      9                 8.47
                                                     ----------               --------             --------
    Total interest-bearing
      liabilities.............................          682,890                  7,446                 4.42
  Other liabilities...........................           56,097
                                                     ----------
       Total liabilities......................          738,987
  Retained earnings...........................           71,504
                                                     ----------
       Total liabilities and
         retained earnings....................       $  810,491
                                                     ==========
  Net interest income/
   interest rate spread(2)....................                                $  6,080                 2.94%
                                                                              ========             ========
  Net earning assets/net
   interest margin(3).........................       $   62,512                                        3.31%
                                                     ==========                                    ========
  Ratio of interest-earning assets
   to interest-bearing liabilities............                                                         1.09x

-----------------------
(1) In computing the average balance of loans, non-accrual loans have been included.
(2) Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(3) Net interest margin represents net interest income divided by average interest-earning assets.

FINANCIAL CONDITION

         The Company's total assets were $753.7 million at March 31, 1998, as compared to $765.4 million at December 31, 1997. This decrease is due primarily to the decrease in deposits. For those same dates, deposits decreased $12.4 million from $673.4 million at December 31, 1997 to $661.0 million at March 31, 1998. Securities and mortgage-backed securities available for sale decreased $49.3 million to $230.5 million at March 31, 1998, as compared to $279.8 million at December 31, 1997. Loans, net increased $5.1 million to $396.5 million at March 31, 1998, as compared to $391.4 million at December 31, 1997. Goodwill decreased $923,000 to $28.3 million at March 31, 1998, as compared to $29.2 million at December 31, 1997. Real estate owned decreased $222,000 to $2.2 million at March 31, 1998 as compared to $2.4 million at December 31, 1997.

         Total stockholders' equity decreased $461,000 to $74.3 million at March 31, 1998, as compared to $74.8 million at December 31, 1997. This decrease is due primarily to a $417,000 increase in the net unrealized loss on securities available for sale.

         COMPARISON OF RESULTS OF OPERATIONS

         GENERAL. Net income for the first quarter of 1998 amounted to $670,000 as compared to $957,000 for the comparable quarter in 1997. The results for the first quarter of 1998 include $128,000 of expenses related to the Merger and an increase of $1.0 million in the provision for loan losses.

         NET INTEREST INCOME. Net interest income for the first quarter of 1998 totaled $6.0 million as compared to $6.1 million for the same quarter in 1997. The Company's interest rate spread increased to 3.11% during the first quarter of 1998 as compared to 2.94% for the first quarter of 1997. For those same periods, the Company's net interest margin increased 24 basis points to 3.55% as compared to 3.31%.

         INTEREST INCOME. Interest income in the first quarter of 1998 totaled $12.2 million as compared to $13.5 million for the first quarter of 1997. This decrease is due primarily to a 15 basis point decrease in the yield earned on interest earning assets to 7.21% for the first quarter of 1998 and a decrease in average interest earning assets of $57.0 million to $688.4 million in the first quarter of 1998 as compared to $745.4 million for the same quarter of 1997. The decrease in the balance of average interest earning assets was due primarily to a $67.4 million decrease in the average balance of deposits. The decrease in deposits was primarily a result of Management's strategy to reduce the rates paid on deposit products.

         Interest income on mortgage loans amounted to $7.3 million for the first quarter of 1998 as compared to $6.5 million for the first quarter of 1997. This increase was due to an increase of $46.2 million in the average balance of mortgage loans to $364.3 million for the first quarter of 1998 as compared to $318.1 million for the first quarter of 1997. This increase in the average balance of mortgage loans was partially offset by a 12 basis point decline in the average yield to 8.17%. The growth in the average balance of mortgage loans was due primarily to strong loan demand in the Bank's lending area as a result of the continued low interest rate environment. The low interest rates are also the primary cause of the decrease in the yields earned on mortgage loans as adjustable rate loans reprice to a lower rate and customers refinance loans that have a higher rate.

         Interest income on other loans amounted to $733,000 during the first quarter of 1998, an increase of $170,000 from the same quarter in 1997. The average balance of other loans during the first quarter of 1998 amounted to $30.8 million, and the average yield on these loans was 9.64%. For the first quarter of 1997, the average balance was $23.2 million, and the average yield was 9.83%. The increase in the average balances is due primarily to Management's strategy to redeploy funds from the securities portfolios to the loan portfolio.

         Interest income on mortgage-backed securities totaled $1.9 million during the first quarter of 1998 as compared to $5.3 million during the first quarter of 1997. The average balance of mortgage-backed securities decreased $193.6 million to $129.1 million for the first quarter of 1998 as compared to $322.6 million for the first quarter of 1997. The average yield earned on mortgage-backed securities decreased 68 basis points to 5.94% in the first quarter of 1998 as compared to the same quarter in 1997. The decrease in the average balance of mortgage backed securities is a result, in part, of the reallocation of funds to the loan portfolio as a result of the continued loan demand. The proceeds from the sale of mortgage-backed securities were also utilized to fund the outflow of deposits.

         Interest income on other securities increased $351,000 to $1.2 million in the first quarter of 1998 as compared to $838,000 for the same quarter in 1997. This increase is due primarily to a $27.7 million increase in the average balance of other securities to $81.9 million during the first quarter of 1998 as compared to $54.2 million for the first quarter of 1997. The increase in the average balance of other securities is primarily a result of the reinvestment of the proceeds from the sale of mortgage-backed securities to the securities portfolio. The securities purchased were typically shorter term Treasury securities that provide better liquidity than mortgage-backed securities to fund anticipated loan demand and deposit outflow as a result of Management's decision to reduce the interest rates paid on deposits..

         Interest income on Federal funds increased $744,000 to $1.1 million for the first quarter of 1998 as compared to $350,000 in the first quarter of 1997. This was due to a $55.1 million increase in the average balance of Federal funds from $27.2 million to $82.3 million. The increase in the average balance of Federal funds is due to the temporary investment of proceeds from securities sales. These securities were sold to provide sufficient liquidity for loan originations and the anticipated outflow of deposits as a result of Management's decision to reduce the interest rates paid on deposits.

         INTEREST EXPENSE. Interest expense was $6.2 million for the first quarter of 1998 as compared to $7.4 million for the first quarter of 1997. This decrease is due primarily to a $67.2 million decrease in average interest-bearing liabilities to $615.7 million during the first quarter of 1998 as compared to $682.9 million during the first quarter in 1997. The average cost of interest-bearing liabilities decreased 32 basis points to 4.10% for the first quarter of 1998 as compared to 4.42% for the first quarter of 1997.

         Interest expense on savings accounts decreased $111,000 or 7.1% to $1.5 million during the quarter ended March 31, 1998 as compared to $1.6 million for the comparable 1997 quarter. This decrease is due primarily to a 30 basis point decrease in the average cost of savings accounts to 2.95% for the first quarter of 1998, as compared to 3.25% for the first quarter in 1997. This was partially offset by a $5.0 million increase in the average balance of savings accounts to $200.7 million as compared to $195.7 million for the first quarter of 1997.

         Interest expense on time deposits amounted to $4.1 million for the first quarter of 1998 as compared to $5.2 million for the same period in 1997. This decrease is due to a $73.6 million decrease in the average balance of time deposits to $322.8 million for the 1998 first quarter and a decrease in the average cost of 11 basis points to 5.17%. The decreases in the average balance and cost of time deposits is a result of Management's strategy of reducing the rates paid on time deposits.

         PROVISION FOR LOAN LOSSES. For the first quarter of 1998, the provision for loan losses amounted to $1.3 million as compared to $300,000 for the first quarter of 1997. The increase in the provision for loan losses is primarily due to the non-performance of loans to one commercial customer. Total loans outstanding to this borrower and its affiliates totaled $2.3 million. The increase in the loan loss provision is also due to an increase in charge-offs. Charge-offs totaled $672,000 for the first quarter of 1998 as compared to $212,000 for the first quarter of 1997. Non-performing loans (loans that are 90 days or more past due) amounted to $4.2 million, or 1.04% of total loans, at March 31, 1998, as compared to $3.5 million, or 0.89% of total loans, at December 31, 1997 and $4.0 million or 1.16% of total loans, at March 31, 1997. Non-performing assets amounted to $6.4 million, or 0.85% of total assets, $5.9 million, or 0.77% of total assets, and $5.1 million, or 0.62% of total assets, at March 31, 1998, December 31, 1997 and March 31, 1997, respectively.

         The allowance for loan losses amounted to $3.5 million and $2.1 million at March 31, 1998 and 1997, respectively, which represented 83.5% and 51.8% of non-performing loans at those respective dates. At December 31, 1997, the allowance for loan losses amounted to $2.8 million or 80.5% of non-performing loans.

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

         NON-INTEREST INCOME. Non-interest income amounted to $1.3 million and $957,000 for the first quarters of 1998 and 1997, respectively. This increase is due to a $248,000 or 27.7% increase in service fees and an $85,000 increase in net realized gains on securities and mortgage loan sales, offset by a $7,000 decrease in other non-interest income. The increase in service fees is due primarily to a $100,000 increase in service fees earned by MSB Investment Group ("MSBIG") and changes in MSB's fee structure on deposit products and services. The changes to MSB's fee structure were made during the third quarter of 1997 as part of a previously announced reengineering plan. MSBIG is a NASD member broker-dealer that provides investment advisory, brokerage and insurance services.

         NON-INTEREST EXPENSE. Non-interest expense amounted to $4.9 million for the first quarter of 1998 as compared to $5.2 million for the first quarter of 1997. Salaries and employee benefits decreased $213,000 during the first quarter of 1998 to $1.9 million as compared to the same quarter in 1997. Occupancy and equipment decreased $47,000 to $771,000 for those same periods. Other non-interest expenses decreased $33,000 during the first quarter of 1998 to $1.2 million as compared to the same period in 1997 and included $128,000 of Merger related expenses.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary sources of funds are deposits, the proceeds from principal and interest payments on loans and the proceeds from payments on and the maturities of investments. Proceeds from securities and loan sales are also a source of funds. While maturities and scheduled amortization of loans and investments are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

         The Bank is required to maintain an average daily balance of liquid assets as a percentage of net withdrawable deposit accounts plus short-term borrowings as defined by the regulations of the OTS. The minimum required liquidity ratio is currently 4.0%. At March 31, 1998 the Bank's liquidity ratio under OTS regulations was 28.57%.

         The primary investing activity of the Company is the origination of loans and the purchase of securities. During the first quarter of 1998 and for the year ended December 31, 1997, the Company originated mortgage loans totaling $25.7 million and $113.1 million, respectively. For those same periods, the Company originated other loans totaling $4.8 million and $19.1 million, respectively. The Company purchased securities, including mortgage-backed securities, totaling $85.3 million and $64.3 million for the first quarter of 1998 and during 1997, respectively.

         The Company's most liquid assets are cash and cash equivalents, which include investments in highly liquid, short-term securities. The levels of these assets are dependent on the Bank's operating, financing, lending and investing activities during any given period. The Company's ratios of cash and due from banks, Federal funds and investment securities with remaining maturities of one year or less to total deposits were 12.6% at

March 31, 1998 and 7.1% at December 31, 1997. At March 31, 1998, cash and cash equivalents, as defined above, totaled $83.1 million as compared to $48.1 million at December 31, 1997.

         Liquidity management for the Bank is both a daily and long-term function of the Bank's management strategy. Excess funds are generally invested in short-term investments such as Federal funds. In the event that the Bank should require funds beyond its ability to generate them internally, additional sources of funds are available through a $40.6 million line of credit from the Federal Home Loan Bank of New York. In addition, the Bank may access funds, if necessary, through the Federal Reserve Bank of New York discount window.

         At March 31, 1998, the Bank had outstanding loan commitments of $52.2 million. The Bank anticipates that it will have sufficient funds available to meet its current loan commitments. Time deposits scheduled to mature in one year or less from March 31, 1998, totaled $241.5 million. Management believes that a significant portion of such deposits will remain with the Bank.

         The Bank is subject to certain minimum leverage, tangible and risk-based capital requirements established by regulations of the OTS. These regulations require savings associations to meet three minimum capital standards: a tangible capital ratio requirement of 1.5% of total assets as adjusted under the OTS regulations; a leverage ratio requirement of 3.0% of core capital to such adjusted total assets; and a risk-based capital ratio requirement of 8.0% of core and supplementary capital to total risk-based assets. The 3.0% core capital requirement has been effectively superseded by the OTS' prompt corrective action regulations, which impose a 4.0% core capital requirement for treatment as an "adequately capitalized" thrift and a 5.0% core capital requirement for treatment as a "well capitalized" thrift. In determining the amount of risk-weighted assets for purposes of the risk-based capital requirement, a savings association must compute its risk-based assets by multiplying its assets and certain off-balance sheet items by risk-weights, which range from 0% for cash and obligations issued by the United States Government or its agencies to 100% for consumer and commercial loans, as assigned by the OTS capital regulation based on the risks OTS believes are inherent in the type of assets. At March 31, 1998, the Bank exceeded all of the OTS minimum regulatory capital requirements.

         The following table sets forth the capital position of the Bank as calculated at March 31, 1998.

                                                  TANGIBLE                CORE                RISK-BASED
                                                  --------                ----                ----------
                                             AMOUNT     PERCENT     AMOUNT    PERCENT     AMOUNT       PERCENT
                                             ------     -------     ------    -------     ------       -------
                                                                  (DOLLARS IN THOUSANDS)
Capital as calculated under GAAP.......     $73,151       10.08%   $73,151      10.08%     $73,151      18.65%
Deduct goodwill........................      28,250        3.89     28,250       3.89       28,250       7.20
Add qualifying general loan loss
allowance, as limited by regulation....          --          --         --         --        3,468       0.88
Add unrealized loss on securities
available for sale, net of taxes.......       1,012        0.14      1,012       0.14        1,012       0.26

Deduct equity investments..............          --          --         --         --           13         --
                                                                                                 2
Deduct servicing rights................         202        0.03        202       0.03          202       0.05
                                                ---        ----    -------     ------     --------      -----
Capital, as calculated.................      45,711        6.30     45,711       6.30       49,166      12.53
Capital, as required...................      10,883        1.50     29,022       4.00       31,383       8.00
                                            -------    --------    -------     ------     --------      -----
Excess.................................     $34,828        4.80%   $16,689       2.30%     $17,783       4.53%
                                            =======    ========    =======     ======      =======      =====

         The Board of Directors declared a cash dividend of $0.14 per common share on March 20, 1998 that was payable to stockholders of record on March 31, 1998. In addition, the Company redeemed its Stockholders Rights Plan in connection with the Merger and paid $0.01 per share of Common Stock to each stockholder of record on March 31, 1998.

RECENT ACCOUNTING PRONOUNCEMENTS

         Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131") requires that public companies report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly reports issued to shareholders. SFAS 131 requires entity-wide disclosure about the products and services an entity provides, the material countries in which it holds assets and reports revenues, and its major customers. SFAS 131 supersedes FASB Statement 14, "Financial Reporting for Segments of a Business Enterprise." SFAS 131 is effective for fiscal years beginning after December 15, 1997. The Company does not believe that the adoption of SFAS 131 will have a material impact on its financial statements.

YEAR 2000

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         During the first quarter of 1998, there were no significant changes in the Company's assessment of market risk as reported in Item 7A of the Company's Form 10-K.

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


ITEM 5.  OTHER INFORMATION

                           None


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                     (A)      Exhibit 11--Computation of Earnings Per Share
                              Exhibit 27--Financial Data schedule*

                     (B)      Reports on Form 8-K

                              None



----------------------
* Submitted only with filing in electronic format.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                           MSB BANCORP, INC.
                                           -------------------------------
                                           (Registrant)





                                           By:  /s/ Anthony J. Fabiano
                                                --------------------------------
                                                Anthony J. Fabiano
                                                Senior Vice President and Chief
                                                Financial and Accounting Officer

May 13, 1998